Form 10-K
period 2014-03-31
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2014-06-26
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-192399

KM WEDDING EVENTS MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1290754
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

11501 Dublin Blvd., Suite 200, Dublin, CA 94568
(Address of principal executive office and zip code)

(925) 891-8029
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐   No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☑   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of September 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

As of June 16, 2014 there were 41,646,160 shares of common stock outstanding.

FORM 10-K INDEX

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

•	“We,” “us” and “our” refer to KM Wedding Events Management, Inc. and, except where the context requires otherwise, KM India.
•	“KM” refers to KM Wedding Events Management, Inc., a Delaware corporation.
•	“KM India” refers to KM Wedding Events Management Private Limited, India, which is majority owned by KM.
•	“Indian Rupee”, Rs, and “Rupee” refers to Indian Rupee, the legal currency of India.
•	“U.S. dollar”, “$” and “US$” refer to the legal currency of the U.S.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview of Our Business

We have been involved in the wedding services industry in South India since 2004. “KM” is our brand, which is a short form for ‘Kalyana Malai’ meaning ‘Wedding Garland’ in South Indian language. Our services include Matrimonial (Matchmaking) Services (“Matrimonial Services”) and Wedding Services.

Matrimonial Services include matchmaking and partner identification, through multiple delivery channels via print and visual media, website, physical centers and events. Our Matrimonial Services covers 15 different services, including food and beverages, guest services, decorations, event planning and event management. In order to increase the Wedding Services business, we intend to lease and/or own wedding halls (physical infrastructures where a wedding is conducted, similar to banquet halls of hotels) and provide Wedding Services for the weddings conducted in these halls.

In India, we currently focus on the geographic locations of Tamil Nadu and Andhra Pradesh (two of the Southern States in India). We believe that we are well positioned to utilize the potential of the Wedding Services market because of our early presence in this market since 2004 and respected brand name. We are also planning to expand our services in the U.S. during 2014. Our target customers include the Indian high-income group, higher middle-income group, and other affluent individuals both in the U.S. and India. This segment, being upwardly mobile and comfort and service focused, is the right target group for our business strategy.

We, through our subsidiary KM India, have been servicing the Indian Diaspora in the U.S. through our website since 2004 which was followed up by Community Meets (events focused on bringing together individuals who are seeking a life partner and who share similar backgrounds (e.g., profession, socio-economic background, religion, etc.) conducted during the fiscal year 2011 in 5 cities (New York City, South Windsor (Connecticut), Boston, Houston and San Antonio) which was attended by approximately 1,200 prospective matrimonial customers. In October 2013, we also filmed for SUN TV across 6 different US cities (New York, South Windsor Connecticut), New Brunswick, San Jose, Dallas and Houston), which was attended by over 5,400 South Indian community members. Our TV show is a 30 minute matrimonial-related program produced by us which telecasts once a week by SUN TV. The TV program introduces profiles of individuals seeking to be matched and also incorporates an entertainment based “debate show” which covers various “topics of social impact” which are discussed and debated upon by professionals and experts.

Based on the experience gained from the above activities, we believe that there is a demand and need in the Indian Diaspora in the U.S. for our Matrimonial and Wedding Services. We believe a customized and focused approach is required to market to this segment. The current plan for exploring this business opportunity includes setting up offices in the U.S. (fiscal 2014), providing Wedding Services for weddings to be conducted in India by Indians in the U.S. (fiscal 2014), launching a customized website for Matrimonial Services in the U.S. market (fiscal 2015) and providing Wedding Services for conducting weddings locally in the U.S. (fiscal 2016-17).

Organizational Structure

KM Wedding Events Management, Inc. was incorporated in the State of Delaware on October 24, 2012.

On February 14, 2013, KM entered into a Stock Purchase Agreement with KM Wedding Events Management Private Ltd. (formerly known as KM Matrimony Pvt Ltd,) a company incorporated under the 1956 Companies Act of India (“KM India”), pursuant to which KM agreed to purchase ten million (10,000,000) shares of KM India’s common stock at a price of 11 Indian Rupees (approximately $0.21 USD) per share for an aggregate purchase price of up to two million one hundred thousand dollars ($2,100,000 USD) dollars. As of February 21, 2014, pursuant to the above agreement, KM has purchased 1,393,127 shares at 11 Rupees per share ($0.201 USD at the time of the sale) in KM India on April 3, 2013 for $280,000 USD.

On February 14, 2013, KM entered into a Stock Purchase Agreement with the shareholders of KM India, comprised of Mr. Venkatesan Vaidhyanathan (now known as T.V. Mohan), Mrs. Meera Nagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan Vijaya Bhaskar and Mrs. Nithya Vijaya Bhaskar, pursuant to which KM shall purchase Three Million One Hundred and Fifty Thousand (3,150,000) shares of KM India’s common stock from Mr. Venkatesan Vaidhyanathan, Mrs. Meera Nagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan Vijaya Bhaskar and Mrs. Nithya Vijaya Bhaskar payable in two tranches as follows: (i) Tranche A: One Million One Hundred Fifty Thousand (1,150,000) shares of KM India’s common stock at a purchase price of 11 Indian Rupees ($0.21 USD) per share (“Tranche A”); and, (ii) Tranche B: Two Million (2,000,000) shares of KM India’s common stock at a purchase price equal to the fair market value of KM India’s shares at the time of purchase (“Tranche B”). As of February 21, 2014, KM has purchased 1,120,018 shares in KM India on April 26, 2013 from Tranche A for an aggregate of $229,000 USD from two of the shareholders of KM India via Mr. Venkatesan Vaidhyanathan (562,455 shares for $115,000 USD) and Mrs. Meera Nagarajan (557,564 shares for $114,000 USD). The remaining Tranche A shares and the Tranche B shares have to be sold within three (3) years from February 14, 2013.

As a result of the Stock Purchase Agreements referenced above, KM now carries on the business of KM India as its primary business and KM India is a subsidiary of KM. KM currently holds 55.32% of KM India.

Matrimonial Services (Matchmaking Services)

In 2004, KM India entered into the Matrimonial Services industry by acquiring three different firms involved in various aspects of matrimonial services, as set forth below:

·	Pyramid Creations, a production firm providing matrimonial services through a TV program named KM which commenced in 2000;
·	Kalyanamalai.net, a firm providing matrimonial services through Online Platform since 2001; and
·	Kalyanamalai, a Matrimonial Magazine (Publication) firm established in 2002.

KM India consolidated these activities and became a single comprehensive Matrimonial Service provider with multiple delivery channels via print and visual media, website, physical centers and events.

For the Matrimonial Services, we use the brand name ‘Kalyanamalai’. While we continued to utilize the 3-service delivery platforms listed above (TV, online platform and magazine publication), we also expanded our services by opening 19 centers across South India. Further, new services such as ‘Joint Prayers’ (where those seeking a life partner seek divine intervention for early and hurdle free wedding) and Community Meet (where those seeking a life partner falling under a similar group, e.g., profession, socio-economic background, etc., come together to explore the right match for them) were introduced. We believe that the wide range of services we provide to our customers through various platforms makes us a comprehensive service provider and a leader in the South Indian wedding market.

One of our key strategies is to take advantage of new age technologies. Further, in order to ensure the reach of our services to our target groups, which also include customers from Tier 2 and Tier 3 cities (explained in detail below), where significant percentages of population have limited or no access to the internet, we have created a network of brick and mortar centers supported by an online technology platform for enabling matchmaking. Tier 2 and Tier 3 cities are non-metro cities that are generally defined based on their populations and commercialization as determined by a multitude of factors such as sales tax revenue, number of bank branches, internet connections, and number of skilled workers etc. Tier 2 cities have a population of 1 to 5 million and Tier 3 cities are those cities which have a population of less than 1 million. Tier 1 cities are cities with populations exceeding 5 million.

As such, we have created a unique combination of technology and tradition, which we believe gives us a competitive edge in the market place. With our commitment to servicing customers’ specific needs, we have been able to provide products ranging from $60 USD to $1,600 USD for matrimonial services. Also, since its beginning, we have been able to service a large group of customers and have grown to become a major matrimonial service provider in South India, having successfully enabled 200,000 matches.

We believe we are a leader in the industry and we credit our various “firsts” in terms of introduction of new concepts and services, including;

·	Profile introduction on TV.
·	A magazine focusing exclusively on / dedicated to matrimony, having color photographs of the profiles.
·	Conducting Community Meets across the geographies for customer acquisition and service.
·	Introducing the concept of matrimonial services assisted by KM’s personnel (“officers”) who provide personalized service to the customers in their endeavor to finding a match.
·	Improved search tools and matching logic for the online platform.
·	Forward integration of Wedding Services with the matrimonial services.

One aspect that sets us apart from our competitors is the introduction of profiles of individuals seeking to be matched through a weekly TV series that has been running since 2000. The TV series is telecast on SUN TV, which is ranked No. 1 in terms of viewership and reach in the South Indian TV Market. SUN TV holds a bouquet of 33 channels and has the highest reach, frequency and patronage of millions of viewership all over the world.

We believe our weekly TV series gives us a competitive edge for driving the brand as well as providing efficient service to profile seekers. To make the best of this, we have implemented a unique design for the program to enable the brand to reach a far larger audience than just the profile seekers. The program design incorporates an entertainment based ‘debate show’ as an integral part of the program, which covers various topics of social impact which are discussed and debated upon by professionals and experts. This debate is moderated and judged by a professional and/or celebrity. By covering interesting topics, this program has attracted large numbers of followers and has also enabled us to get over 50 celebrities on our platform, including policy makers, administrators, politicians, actors and other celebrities. Filming for this ‘debate show’ is held in front of a large live audience (ranging from 1,000 - 3,000 live viewers). This has created a strong brand positioning for us and has created an ideal launching platform for our wedding services. Further, this has helped us gain recognition as a player suited to cater to the requirements of the target customer base.

We believe that being telecast on the SUN TV network affords us the following advantages:

·	Immediate brand recognition among the viewers of the program with our services; and
·	Numerous options for the profiles for finding the right partner filtered through a wide base.

Entry into the Wedding Services market

After we established ourselves as a leading and respected service provider in the matrimonial industry, we entered into other areas of wedding services. We entered the wedding event management and related services segments including wedding catering services by acquiring certain intellectual property rights from Unique Marriage Services, a firm involved in the wedding catering and management services since 1980. Unique Marriage Services was providing Wedding services under the brand name “Athithi.” We acquired intellectual property rights includes the use of the brand name “Athithi,” business know-how pertaining to wedding event management, catering know-how, talent pool, skilled labor, vendor supply chain network, wedding hall owners network, sourcing strategy, proprietary recipe of signature dishes, market intelligence, etc.

With the addition of Wedding Services, where the revenue per customer is around $12,000 to $18,000 USD, we are able to build on the current Matrimonial Services customers where the average revenue per customer is around $120 USD, to use our Wedding Services. We are one of the early entrants in the industry to provide an integrated Wedding Service. Keeping in line with our presence in the geographical area of Tamil Nadu, we focused on servicing the South Indian community from providing the matchmaking services to conducting the wedding event.

We have created a wide range of services as part of conducting the wedding event for South Indian weddings. The range of services typically includes:

In order to increase the Wedding Services business, we intend to lease and/or own wedding halls (physical infrastructures where the wedding is conducted, similar to banquet halls of hotels) and provide Wedding Services for the weddings conducted in these halls. We plan to roll out 10 such wedding infrastructures in India during the period 2014-2018, with the first two halls to be rolled out in fiscal 2014. We also plan to explore such wedding infrastructure opportunities in the U.S. after 2016.

The wedding hall would facilitate the conduct of wedding rituals, and houses all the necessary facilities such as rooms for families, assembly hall, dining hall, etc. We are in talks with infrastructure owners and are exploring the possibility of creating a chain of branded wedding halls through leased wedding infrastructure to promote our services with a main focus on the high-income group and higher middle-income group target audience.

The objective of our wedding halls is to create ‘quality wedding infrastructure’ where turnkey services for the wedding can be provided by us. This will position us as an organized player in a currently largely unorganized market.

Event Managers
KM Proposition
Wedding Halls
Star Hotels
High
Limited
Event Management Comfort
Limited
High
Infrastructure Quality

By providing wedding event management services along with quality wedding halls, we believe we will be able to capitalize on the growing ‘wedding market’ by focusing on providing personalized and quality service and straddling across the value chain in this business segment with a focus on the target groups of high-income and high middle-income groups. We further believe that this will make us a unique player in the market with services offered starting from matrimony and culminating in the wedding infrastructure and event management service.

Strategic Alliances

We have entered into various strategic relationships, in an endeavor to create and position our KM brand.

·	Satellite Channel SUN TV: a leading Satellite Channel having a wide reach as well as high viewership among the Tamil Community(1) Our agreement with SUN TV (the “SUN TV Agreement”) enables us to screen the Kalyanamalai TV program wherein the profiles of individuals seeking to be matched are introduced on TV. The TV program started in the year 2000 by the firm, Pyramid Creations, and has continued for over 13 years as a weekly episode. The program, which includes an entertainment component, helps promote our brand image among this audience.
·	Publication: We entered into an agreement with Vasan Print Products Private Limited (the “Printing Agreement”) to print our matrimonial magazine, Kalyanamalai. We entered into an agreement with Vasan Publications Private Limited (the “Distribution Agreement”) to distribute our Kalyanamalai magazine.

(1)Source: http://sunnetwork.in/tv-channel,.aspx

Indian Wedding Market

Indian Weddings typically are conducted over two calendar days in a traditional wedding hall, which is capable of accommodating a large number of guests, averaging around 500 - 5,000 guests for a wedding. The wedding events are evolving from being a religious one to a social one and are normally among the top spending events in one’s life.

Key business drivers for the industry are:

·	Demographic profile of the Indian population. Over 50% of India’s population is in the age group below 25 and 65% is below 35 years.(2)
·	With the economic growth and consequent improvement in the disposable income of the Indian middle and upper middle class, wedding expenses are on the rise.
·	With the changing social profile, large numbers of young women are becoming earning members of the society thereby having higher incomes and increased discretionary spending.
·	A focus on maintaining the traditional values and seemingly increasing the rigor of adherence to these values.
·	Wedding events getting evolved from being a small family event to a status symbol as well as social positioning.
·	Incorporating entertainment for improved social positioning.
·	Continuously increasing circle of friends and relatives resulting in higher attendance for the wedding (social networking).

We believe these factors provide a great opportunity for various players involved in the wedding services.

There are a wide range of wedding services which are required in the market including:

·	Pre-Wedding – Matchmaking & Matrimonial Services.
·	Wedding – Event Management Services & Wedding Shopping (beauty treatment, salon, spa).
·	Post-Wedding – Honeymoon packages and other related services.

Indian weddings at the high end of the society have always been an event of huge magnitude in terms of its grandeur. India’s burgeoning middle class, now 50 million strong and expected to grow steadily over the next decade reaching 200 million by 2020(3), are turning weddings into a showcase event of their growing disposable incomes and newfound appetites for the goodies of the global marketplace. The change is visible in the middle class who want the flavor and ambience of elite weddings. They too are spending and want the best available with improved quality and incorporating new concepts and themes. Thus, while continuing to be a religious event, weddings have various aspirational angles for improved social positioning.

With weddings becoming more aspirational, various opportunities and fresh services are getting introduced. Wedding planners belong to the event management industry, which is growing at a fast and steady rate. While this industry is still nascent and evolving in India, Indian wedding event management services companies have clearly demonstrated their capabilities in successfully managing several large weddings and mega national and international events over the past few years. With rising incomes, people are also spending more on weddings, parties and other personal functions. However, with the lack of wedding infrastructure and the unorganized management of most wedding events, there exists a big gap and a potential high growth in this segment of the industry.

(2) Source: http//en.wikipedia.org/wiki/Demographics_of_India
(3) Source: http://www.ey.com/GL/en/Issues/Driving-growth/Middle-class-growth-in-emerging-markets---China-and-India-tomorrow-s-middle-classes

One of the key requirements for a good wedding, specifically in the southern part of the India, is the requirement of a wedding hall. As the wedding events are generally conducted over two to three days, people generally prefer to have the events exclusively in the wedding halls. Wedding halls are generally owned and operated by an unorganized sector and mostly, even in metro cities like Chennai, the infrastructure of the wedding hall has not evolved with the changing times. We believe that even the top quality halls in most cities in India do not have basic infrastructure like requisite car parking and air conditioning. It is for this reason that banquet halls of various star hotels have been used for wedding parties. However, various religious offerings which are part of the wedding ceremony are often restricted in these banquet halls and, therefore the customers end up having the ceremony in a different place and a party in the banquet hall. This is where our business model is relevant to the traditional Indian Wedding Services Market, and our value is likely to be perceived more so in our target geographies and our focus market segments.

Caterers typically are also wedding event managers, and they generally take care of the conduct of the wedding after the wedding hall is booked. Thus, they do not take care of the wedding hall requirements. Further, with good wedding halls being in constant demand, generally pre-booking is done a year in advance. There is a huge time gap between the decision on the hall and arrangement of a contractor. Further, most of the wedding contractors are also food caterers. Hence, the major focus of a contractor goes into food and its quality and generally service requirements are given a back seat as is the requirement of logistics and rituals associated with the wedding. Thus, the business of wedding services is largely unorganized and split across multiple categories of service providers.

Expansion in the U.S. Market

We, through KM India, have been servicing the Non Resident Indian (“NRI”) and Persons of Indian Origin (“PIO”) communities in the U.S. since 2004. Our SUN TV Program is popular among the South Indian NRI community in the U.S.

With regard to the NRI and PIO population in the U.S.:

·	As of 2003, there are 200,000 NRI millionaires in the U.S.(4);
·	As of 2003, one out of nine Indians in the U.S. is a millionaire, which represents around 10% of all millionaires in the U.S.(5);
·	As of 2011, the American NRI median income was estimated to be over $60,000 USD compared to the national average of $38,885 USD, making it the wealthiest immigrant group in the U.S.(6)

This is a large market for Wedding Services including Matrimony and Turn Key Wedding Event Management Services in the U.S. Over the last couple of years around 30% of our Wedding Services (Athithi) revenues are generated out of the customers who are based out of the U.S.

Further, we plan to launch a special web-based service for U.S. Indians to match U.S. resident Indians to those in India to find the right life partner in fiscal 2015.

Since 2011, our ties with the U.S. have increased substantially. Our management team visited and met with various South Indian groups and associations across the length and breadth of the U.S. and has created close relationships with these groups/associations. We have established relationships with a large number of associations from across the U.S., including the following:

·	Federation of Tamil Sangams of North America (FeTNA)
·	Tamil Sangam of Greater Washington
·	Tamil Association of Greater Delaware Valley
·	Connecticut Tamil Sangam
·	Las Vegas Tamil Sangam
·	Boston Thamil Association
·	Muthamizh Sangam of Central Florida
·	Kentucky Tamil Sangam
·	Greater Atlanta Tamil Sangam (GATS)
·	New Jersey Tamil Arts and Cultural Society (NJTACS)
·	Chicago Tamil Sangam
·	Austin Tamizh Sangam
·	Tamil Sangam - Michigan
·	Minnesota Tamil Sangam (MNTS)
·	Richmond Tamil Sangam
·	Lexington Tamil Cultural Association
·	Alabama Tamil Sangam
·	New England Tamil Sangam
·	Tampa Tamil Association
·	The Tamil Association of Colorado
·	Arkansas Tamil Sangam
·	Harrisburg Area Tamil Sangam
·	Bharati Tamil Sangam Fremont, CA

(4) Source: http://www.ethnikpr.com/ss_market.php
(5) Source: http://www.nri-worldwide.com/index.cgi?cat=16&o=10
(6) Id.

In October 2013, we filmed our SUN TV television program in six locations throughout the U.S., including New York City, South Windsor, New Brunswick, San Jose, Dallas and Houston. These episodes will assist in our launch throughout the U.S.

We plan to expand our presence in the U.S. during 2014 and focus on being a market leader in providing Turn Key Wedding Management Services for conducting weddings in India. With an existing strong brand presence among our target population, we intend to invest further in local presence. With the launch of our Wedding Halls, which suits the infrastructure requirements expected by those who are used to American comforts, coupled with the brand, experience and local presence and marketing, we expect to have over 50-60% of its revenues servicing this market by 2017. Further, thematic weddings are popular among the Indian population settled in the U.S., accordingly, we will focus on providing such weddings, which we believe will provide higher revenue and also brand positioning among the community.

The roll out plan for expansion in the U.S. includes setting up offices in the U.S. for exploring this business opportunity (fiscal 2014), providing Wedding Services for weddings to be conducted in India by Indians in the U.S. (fiscal 2014), launching a customized website for Matrimonial Services in the U.S. market (fiscal 2015), and also providing Wedding Services for conducting weddings locally in the U.S. (fiscal 2016-17).

Competition

Our industry consists of a wide spectrum of service providers. Each service provider focuses on one or a few services required for a wedding. Hence, there are not many organized companies which focus on a providing comprehensive wide range of services similar to our services.

There are various wedding halls, which enable the customers to identify wedding contractors. Similarly, the wedding contractors who are mainly focusing on providing food for the occasion also enable arrangement of other logistic support including decoration, flowers, etc. Another category that is being used is the star hotels for a “reception” for a wedding, which covers all of the requirements. This generally covers the hall (banquet hall), food, decorations, services, etc.

A comparison chart across various organized companies and major categories of competition is as follows:

Name	Matrimony	Wedding Planning	Event Management	Event Infra
KM	Strong	Medium	Strong	Medium
Bharat Matrimony	Strong	No	No	No
Shaadi.com	Strong	No	No	No
Times matrimony	Strong	No	No	No
Event Managers	No	No	Strong	No
Wedding Halls	No	No	No	Strong

Thus, while there is competition in each of the segments, our focus is to provide a wide range of services from matrimony to event infrastructure and event management to create a new benchmark for an organized and comprehensive service provider in this industry.

Government Regulations

We are subject to a number of U.S. federal and state, and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition and consumer protection. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection, which could affect our business.

As can be expected with any revolutionary change in the landscape of global computing, certain legal issues arise. Laws and regulations directly applicable to Internet communications, e-commerce and advertising are becoming more prevalent and, due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted. Compliance with these laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on our Company, or an order that we stop the alleged noncompliant activity, either of which would substantially harm our business.

Further, there are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection and many states have passed laws that require notifications to be sent to customers when there is a security breach of personal data. The interpretation and application of current laws regarding data protection are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and disclosure practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Intellectual Property

Pursuant to an Intellectual Property Agreement between KM India and Unique Marriage Services dated November 29, 2012, KM India acquired the right to utilize certain intellectual property comprising of use of the brand name “Athithi,” business know-how pertaining to wedding event management, catering know-how, talent pool, skilled labor, vendor supply chain network, wedding hall owners network, sourcing strategy, proprietary recipe of signature dishes, market intelligence, etc. Additionally, KM India has secured the website domain name www.kmmatrimony.com. We plan to apply for trademark protection in the U.S. of the brand KM.  We may later seek patent protection in the U.S. of the technologies that drive our services.   Securing these protections will be material to our business as it will raise awareness of our brand and services and protect our ideas from use by other companies with a similar business model.

Companies in the Internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. We intend to protect our future intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We hope to control access to our proprietary information by entering into confidentiality agreements with our employees, consultants or any third parties we may engage.

Our Customers

Our services and products are sold to in India domestic markets as well as to the Indians in foreign countries such as United States of America, UK, Europe, Singapore, Dubai and other countries where Indians have settled. In 2014 and 2013, approximately 87.5% and 100%, respectively, of our sales were made domestically in and approximately 12.5% and 0%, respectively, were to international customers, primarily Dubai. Our top ten customers contributed 26% and 31% of our total revenues in 2013 and 2014.

Employees and Consultants

As of June 16, 2014, we have approximately 78 full-time employees, and 6 consultants who operate as independent contractors. We intend to increase the number of our employees and consultants to meet our needs as we grow.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial stockholder is an adverse party or has a material interest adverse to our interest.

Item 1A. RISK FACTORS

RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report. The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Business Risks

The market for wedding services is highly competitive, and competition is increasing as more companies, many that are larger and have greater resources than we do, are able to capture the market from us. Further, considering that the industry is largely unorganized, numerous small players can pose strong competition for us by underpricing the types of services that we provide.

In regards to the wedding matchmaking services, there are various online matrimonial providers who are large players and who have already attained significant operations compared to us. These providers have greater financial back up, investments in technology, resources and market infrastructure to offer competitive service rates that may pose significant challenges to us. We also compete with numerous small and mid-size online companies, and unorganized traditional brick and mortar service providers who may offer services at cheaper price points than us, which may have an adverse effect on our business, including increased price competition and loss of potential customers.

Our ability to grow our business is dependent on our ability to compete effectively with other providers and requires capital investment in marketing and advertisement. Many existing and potential competitors have longer operating histories and greater market share and brand recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are and may already have or could develop substantially greater financial and other resources than we have. We may also face price competition that results in decreases in the purchase and use of our products and services. To stay competitive, we may have to increase the incentives that we offer to our customers and decrease the prices of our products and services, which could adversely affect our operating results and profitability.

In regards to wedding services, we may face strong price competition from established hotel chains who rent their banquet halls directly to consumers and other wedding services companies. Considering the industry is largely unorganized, we might also face strong price competition from small-time players, including wedding catering contractors, who might offer similar service offerings at a price point much lower than us. In such an event, our business and profitability may be substantially affected.

We rely on our relationships with wedding infrastructure owners who lease out their land or buildings for the purpose of being used as a wedding infrastructure. Our financial position may be adversely affected if we fail to obtain a good wedding infrastructure space at a fair lease rental value and fail to achieve optimum occupancy of these infrastructures.

We rely on our relationships with wedding infrastructure owners who lease out their halls and buildings for an annual lease rental for the purpose of being used as a wedding infrastructure. Our financial position may be adversely affected if we fail to obtain suitable wedding halls. Even if we are able to obtain suitable wedding halls, we need to ensure optimum occupancy of these infrastructures; otherwise the business may be significantly affected.

The wedding industry is highly dependent on social structure and practices. Any major change in the same will adversely impact the business and thus our financial performance.

The wedding services industry is highly dependent on the social structure, religious practices and number of guest invites. Any major change in the same by the consumers will adversely impact the business and thus our financial performance.

Our business depends significantly on the market recognition of our Founder & Chairman, who is our brand ambassador, and if we are not able to maintain or enhance our brand recognition, our business, financial condition, results of operations and prospects may be materially and adversely affected.

In the event of the demise of our Founder and Chairman, Mr. T.V. Mohan (formerly known as V. Venkatesan), who is the brand ambassador and face of the Company, or any accident or injury or ill health caused to him, we may not be able to maintain our business and brand recognition, or enhance our brand appeal. This could significantly affect our business and operations.

Our ability to maintain our competitive position and to implement our business strategy is dependent to a significant extent on the performance of our senior management team and other key functional personnel.

We depend on our current senior management for the implementation of our strategy and the operation of our day-to-day activities. Furthermore, relationships of members of senior management are important to the conduct of our business. Competition for experienced management personnel in the wedding services industry is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives or key personnel or attract and retain high-quality senior executives or key personnel in the future. Consequently, there can be no assurance that these individuals will continue to make their services available to us in the future. Any significant loss of senior management or key personnel could materially and adversely affect our business, financial condition, results of operations and prospects.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may consequently lose our proprietary know-how.

Our key management personnel have entered into confidentiality and/or non-competition agreements with us. However, if any disputes arise between any of our key management personnel and us, it may be difficult for us to enforce these agreements.

Our profitability is substantially dependent on scalability of wedding services which may be negatively affected by various factors.

Our profit margin is largely a function of service fees charged to our customers. These fees are affected by a number of factors, including:

·	Our customer’s perception of our ability to add value through our services;
·	The introduction of better products or services by our competitors;
·	The pricing policies of our competitors;
·	General economic recessionary conditions;
·	The increase in input cost of materials which we may not be able to pass on to the customers; and
·	Increase in lease rental costs charged by wedding infrastructure owners.

If our service fees are not properly priced, our revenue will decline and we will not be able to sustain our profit margin, which could have a material adverse effect on our profitability.

We have entered into outsourcing and other agreements related to certain business operations, and any difficulties experienced in these arrangements could result in additional expense, loss of customers and revenue, or an interruption of our services.

We have entered into numerous outsourcing agreements with third parties to provide turnkey wedding event management services to our customers. As a result, we must rely on third parties over which we have limited control, to perform certain of our operations and, in the majority of cases, to interface with our customers. If these third parties are unable to perform to our requirement of high quality services, we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses to us and loss of customers. This may require us to pursue new third-party relationships. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations.

The inability to maintain or strengthen our brand may reduce our ability to retain and attract customers, which could adversely affect our business, financial condition and operating results.

The nature of the industry requires continuous efforts to increase brand awareness among our consumers. This will be an important part of our strategy to grow our business. Developing, promoting and maintaining our brand and image requires a consistent capital investment and expense, and this investment in our brand and image may not be successful. If we fail to develop, promote and maintain our brand and image, we may not be able to grow our customer base and our financial and operational results may suffer.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

The wedding services business is highly labor intensive and requires constant efforts on training. We depend on the ability and experience of a number of our key personnel who have substantial experience in our line of operations. It is possible that the loss of the services of one or a combination of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, train, manage and retain other qualified management and skilled personnel as we grow, and we may be unable to attract, manage or retain such personnel. Due to the competitive nature of our industry, we may also be vulnerable to attempts by our competitors to hire our employees.

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

The growth rate of the Indian economy has dropped over the last two years and unemployment rates are rising. If economic conditions and unemployment rates continue to deteriorate or do not improve, our target consumer base may be negatively affected due to the generally lower incomes of the customers. In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the Indian economy, which may limit their disposable incomes and consequently, their discretionary spending. Stagnant economic growth and high unemployment are likely to negatively affect our customers' ability to pay for our services. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our services and on our business, financial condition and operating results.

If we are unable to adequately protect our intellectual property and brand image we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

Our success depends in part on our ability to protect our intellectual property rights and brand image. Currently, we have the right to utilize certain intellectual property comprising of wedding design, catering know-how, talent pool, skilled labor, vendor supply chain network, wedding hall owner’s network, sourcing strategy, proprietary recipe of signature dishes, etc. It is possible that third parties will infringe upon these rights and, as a result, we may be forced to spend significant amounts of time or money to defend these rights. Further, we have not yet obtained trademark protection of our KM brand. Securing these protections will be material to our business as it will help protect our ideas and image from use by competitors with a similar business model.

Our failure to anticipate rapid changes in competition may negatively affect demand for our services in the marketplace.

The wedding services market may be subject to rapid and significant business changes. We expect that new services and concepts applicable to our industry will emerge in the future, and these new services and concepts may be superior to our services. Our future success will depend, in part, on our ability to develop new services according to changing business conditions. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.

Our business is affected by various regulations and compliance with stringent health, safety and environmental laws is expected to be significant. The failure to comply with existing and new health, safety and environmental laws could adversely affect our results of operations.

A central component of our wedding service is catering, which is subject to food regulations. The Indian food and processing industry is governed by multiple legislations. Dealing with an array of food laws and governing bodies is also a challenge. In addition, we are also subject to regulations relating to local land use controls, permits planning permission, fire and safety standards. We could be subject to substantial civil and criminal liability and other regulatory consequences in the event that health, safety or environmental hazards were to be found. We may be the subject of consumer interest litigation in India relating to allegations of such hazards, as well as in cases having potential criminal and civil liability filed by regulatory authorities. If such cases are determined against us, there could be an adverse effect on our brand reputation, business and operations.

We and some of our third-party service providers are susceptible to the occurrence of catastrophic events, which could impair our ability to operate our business.

We and some of our third-party service providers on which we rely are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, fires, accidents and similar events beyond our control. If we or our third-party service providers experience any of these events, our services to the customers may not function properly, we may lose customers and revenues, and we may have difficulty attracting new customers, any of which could have a material adverse impact on our business, financial condition and results of operations. In addition, the business interruption insurance we carry may not cover any or all of the losses we may experience as a result of such events. Any significant losses that are not covered by insurance could negatively affect our financial condition and results of operations.

Our business and activities will be regulated by the Competition Act, 2002 (India).

The Parliament of India enacted the Competition Act, 2002 (the “Competition Act”) for the purpose of preventing practices having an adverse effect on competition in the relevant market in India under the auspices of the Competition Commission of India (the “CCI”). Under the Competition Act, any arrangement, understanding or action, whether formal or informal, which causes or is likely to cause an appreciable adverse effect on competition is void and attracts substantial penalties. On March 4, 2011, the Government notified and brought into force the combination regulation (merger control) provisions under the Competition Act, effective from June 1, 2011. The combination regulation provisions require that acquisition of shares, voting rights, assets or control or mergers or amalgamations which cross the prescribed asset and turnover-based thresholds shall be mandatorily notified to and pre-approved by the CCI. In addition, on May 11, 2011, the CCI issued the final Competition Commission of India (Procedure in regard to the transaction of business relating to combinations) Regulations, 2011 that sets out the mechanism for implementation of the combination regulation provisions under the Competition Act.

The effect of the Competition Act on the business environment in India is currently unclear. If we are affected, directly or indirectly, by any provision of the Competition Act, or its application or interpretation, including any enforcement proceedings initiated by the Competition Commission and any adverse publicity that may be generated due to scrutiny or prosecution by the Competition Commission, it may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ability to raise foreign capital may be constrained by Indian law.

Our operating subsidiary, as an Indian company, will be subject to exchange controls that regulate investments in foreign currencies. Such regulatory restrictions limit our financing sources for our business operations or acquisitions and other strategic transactions, and consequently could constrain our ability to obtain financings. In addition, we cannot assure you that the required approvals will be granted to us, even if granted within the normal time limits.

If we are not able to obtain further financing, our business operations may fail.

At March 31, 2014, our working capital deficit was $217,969 and we had $88,616 in cash and cash equivalents. On November 18, 2013, we filed a registration statement, number 333-192399, with the Securities and Exchange Commission to register an offering of 10,000,000 shares of our common stock, at $0.30 per share (the “Offering”). The registration statement was declared effective on March 11, 2014. While we believe that if all shares offered under the Offering are sold, the net proceeds should be sufficient to permit us to continue operations and meet our capital requirements for approximately twelve (12) months, there is no assurance that all shares, if any, will be sold. In addition, even if all of the shares are sold in the Offering, it is anticipated that we may need to If not all of the shares offered in the Offering are sold, we will need to obtain substantial additional funds much sooner to maintain, grow and expand our operations. Our established bank-financing arrangements will not be adequate. Therefore, it is likely that we would need to seek additional financing through subsequent future private sales of its debt or equity securities to fund its growth plans. These factors raise substantial doubt regarding our ability to continue as a going concern.

There can be no assurance, however, that such efforts can generate availability of additional funds when needed, or on terms acceptable to us if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our expansion plans, which will adversely affect our revenue and profitability.

We may enter into additional financing agreements which may have a dilutive effect on our earnings per share and the rights of certain stockholders.

Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. For instance, we may grant registration rights to investors purchasing our equity or debt securities in the future.

We may be unable to raise additional capital.

If we are unable to raise additional financing when needed, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

It may be difficult for our stockholders to effect service of process against our subsidiaries or our officers and directors.

Our operating subsidiary is organized under the laws of India and substantially all of their assets are located outside the U.S. In addition, our executive officers and directors are residents of India and substantially all of their assets are located outside the U.S. As a result, it could be difficult for our stockholders to effect service of process in the U.S., or to enforce a judgment obtained in the U.S., against our officers and directors.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues are settled in Indian Rupee and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Indian Rupee to fund any future business activities outside India or to make dividends or other payments in U.S. dollars. In addition, our financial condition is affected by the foreign exchange rates, primarily the rate between the U.S. dollar and the Indian Rupee. In the event that the Indian Rupee appreciates against the U.S. dollar, our costs will increase.

Risks Related To the Market For Our Stock

You may have limited access to information regarding our business because we are a limited reporting company exempt from many regulatory requirements and our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are not a fully reporting company, but rather, subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. As such we are required to file periodic reports with the SEC, which are immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) if we have less than 300 stockholders. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted; however, that filing obligation will generally apply even if our reporting obligations have been suspended automatically under section 15(d) of the Exchange Act prior to the due date for the Form 10-K. After that fiscal year and provided we have less than 300 stockholders, we are not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and our financial condition.

In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements, and our common stock will not be subject to the protection of the ongoing private regulations. Additionally, we will be subject to only limited portions of the tender offer rules, and our officers, directors, and more than ten percent (10%) stockholders are not required to file beneficial ownership reports about their holdings in our Company, and will not be subject to the short-swing profit recovery provisions of the Exchange Act. Further, more than five percent (5%) holders of classes of our equity securities will not be required to report information about their ownership positions in the securities. This means that your access to information regarding our business will be limited.

As a reporting company under the Exchange Act, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

Furthermore, as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earliest of: (A) the last day of the fiscal year following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement, (B) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more, (C) the date that we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (D) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a smaller reporting company, and so long as we remain a smaller reporting company, we benefit from the same exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five year period, but continue to be a smaller reporting company, we would continue to be subject to the exemptions available to emerging growth companies until such time as we were no longer a smaller reporting company.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

We are an “Emerging Growth Company” and we cannot be certain if the reduced disclosure requirements applicable to Emerging Growth Companies will make our common stock less attractive to Investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to “opt out” of such extended transition period and, therefore, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Certain of our directors and executive officers have the ability to delay or prevent adoption of important business decisions based on their ownership of a significant percentage of our outstanding voting securities.

Our directors and executive officers, collectively, are the record owners of approximately 55.11% of our outstanding voting securities. As a result, our management possesses significant influence over our business. For instance, our management may elect our Board of Directors, authorize significant corporate transactions or prevent a future change in control of our company.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change- in-control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock without stockholder approval. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors without further action by the stockholders. These terms may contain voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult to acquire us and could negatively affect the market price of our common stock.

We do not expect to pay dividends in the future, and any return on your investment may be limited to the value of the shares you acquire.

We have never declared or paid cash dividends. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on your investment may be limited to the value of the shares of our common stock that you acquire. We currently intend to retain and use any future earnings for the development and expansion of our business.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

·	products and services offered by us and our competitors;
·	additions or departures of key personnel;
·	our ability to execute our business plan;
·	operating results that fall below expectations;
·	industry developments;
·	economic and other external factors; and
·	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

As a public company, we will incur substantial expenses.

So long as our registration statement remains effective, we will continue to be subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports and other information with the SEC, and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our sole officer and director, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

We may be exposed to potential risks resulting from new requirements under section 404 of the Sarbanes-Oxley Act of 2002.

There are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting in our next Form 10-K. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

A market for our common stock may never develop. We are in the process of contacting an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board. However, there is no guarantee that our shares will be traded on the OTC Bulletin Board, or, if traded, a public market may not materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Our common stock may be deemed “penny stock”, which would make it more difficult for investors to sell their shares.

If a market develops and the price of our stock is below $5.00 per share, or we do not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, our shares may be subject to a rule promulgated by the SEC that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, if the price of our stock is below $5.00 and does not meet the conditions set forth above, sales of our stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealers and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell our securities, thereby limiting the liquidity of our securities. They may also affect the ability of our stockholders to resell their securities in the secondary market.

Additional issuances of our securities may result in immediate dilution to existing stockholders.

We are authorized to issue up to 300,000,000 shares of common stock, $0.001 par value per share, of which 41,646,160 shares are currently issued and outstanding. Further, we are authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share of which none are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of our preferred stock, without consent of any of our stockholders. We may issue either common or preferred stock in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing stockholders’ interests, which will negatively affect the value of your shares.

The elimination of monetary liability against our existing and future directors, officers and employees under Delaware law and the existence of indemnification rights to our existing and future directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Certificate of Incorporation contains specific provisions that eliminate the liability of directors for monetary damages to us and our stockholders; further, we are prepared to give such indemnification to our existing and future directors and officers to the extent provided by Delaware law. We may also have contractual indemnification obligations under any employment agreements it may have with our officers and directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against existing and future directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our existing and future directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Absence of Public Market

There has never been any established “public market” for shares of our common stock and no assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of “unregistered” and “restricted” shares of common stock pursuant to Rule 144 of the Securities Act may adversely affect the market price, if any, for our shares and could impair our ability to raise capital through the sale of our equity securities. In order to qualify for the resale of common stock under Rule 144, certain holding periods must be met and either legal opinions setting forth exemptions from the Securities Act must be provided or registration statements must be in effect relating to such common stock. Further, there is no assurance that Rule 144 will be applicable to us and investors may not be able to rely on our provisions now or in the future.

Dividends

Payment of dividends on the common stock and preferred stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon our earnings, if any, our capital requirements, financial condition and other relevant factors.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We currently rent an office located at 11501 Dublin Blvd., Suite 200, Dublin, CA 94568, at a yearly rental rate of $1,200. In the future, we may be required to seek additional office space. We do not foresee any significant difficulties in obtaining any required space. We currently do not own any real property.

Item 3. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our common stock

There is currently no public trading market for our common stock and no such market may ever develop. While we are seeking to obtain quotation of our common stock for trading on the OTC Bulletin Board, there is no assurance that our application will be approved. An application for quotation on the OTC Bulletin Board must be submitted by one or more market makers who: (1) are approved by the Financial Industry Regulatory Authority ("FINRA"); (2) who agree to sponsor the security; and (3) who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board. In order for a security to be eligible for quotation by a market maker on the OTC Bulletin Board, the security must be registered with the SEC and the company must be current in its required filings with the SEC. There are no listing requirements for the OTC Bulletin Board and accordingly no financial or minimum bid price requirements.

Approximate Number of Holders of Our common stock

As of June 16, 2014, there were 132 stockholders of record of our common stock.

Dividend Policy

We have not declared or paid cash dividends. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuances of Unregistered Securities

On December 17, 2012, we issued 6,000,000 shares of our common stock to an accredited investor for services rendered, with a per share price $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer not involving a public offering, no underwriters were used and no commissions were paid.

On January 14, 2013, we completed a Regulation S offering in which we sold 4,596,160 shares of common stock to 78 investors, at a price per share of $0.05 per share for aggregate proceeds of $229,808. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each stockholder:

On May 20, 2013, we completed a Regulation S offering in which we sold 4,050,000 shares of common stock to 50 investors, at a price per share of $0.20 per share for aggregate proceeds of $810,000. The common stock issued in our Regulation S Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act. In accordance with Section 230.506(b)(1) of the Securities Act, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §230.506:

(A) No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B) At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C) Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D) The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the U.S. or any of its states.

(E) None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

We have never utilized an underwriter for an offering of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KM WEDDING EVENTS MANAGEMENT, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Comparison of Period Ended March 31, 2014 and March 31, 2013

KM was incorporated on October 24, 2012 (date of inception). As our main business activity is that of our subsidiary, KM India, the numbers represented here for fiscal year ended March 31, 2013, correspond to our performance since our inception along with the performance of our subsidiary KM India through April 1, 2012 to March 31, 2013. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items.

Results of Operations

For the period from April 1, 2013 to March 31, 2014, the Company earned $1,564,825 ($1,436,632 for the corresponding period in the previous year) in revenues. The revenue grew by 8.9% against the corresponding period in the previous year.

In terms of revenue mix 77 % of the revenues were generated from Matrimonial Services (75% for the corresponding period in the previous year) and 23% from the Wedding Services (25% for the corresponding period in the previous year).

During the period from April 1, 2013 to March 31, 2014, the Company incurred $1,441,996 of operating expenses ($1,668,749 for the corresponding period in the previous year), which included:

·	Matrimonial Service expenses of $443,157 ($591,958 for the corresponding period in the previous year) which represents 37% of matrimonial revenues (down from 55% for corresponding period in the previous year);
·	Wedding Service expense of $296,208 ($261,988 for the corresponding period in the previous year) which represents 83% of wedding services revenues (73% for the corresponding period in the previous year);
·	General and Administrative expense of $331,653 ($472,105 for the corresponding period in the previous year) which represents 21% of income. This expenses reduced by 12% for the corresponding period in the previous year. The decrease in % is on account of high operating leverage;
·	Personal expenses of $326,271 ($311,451 for the corresponding period in the previous period) representing 21% of income which was at 22% of income in the corresponding period in the previous year; and
·	Depreciation and Amortization expenses of $35,337 ($31,247 for the corresponding period in the previous year).

For the period from April 1, 2013 to March 31, 2014, the Company had an operating income of $122,829 (loss of $232,117 for the corresponding period in the previous year) and a net income of $82,539 (loss of $278,938 for the corresponding period in the previous year) and an earnings per share of ($0.0001). The increase in our operating margins and net profit was due to revenue growth and high operating leverage.

Liquidity and Capital Resources

At March 31, 2014, the Company had cash equivalents of $88,616 ($374,598 for the corresponding period in the previous year). At March 31 ,2014, the Company had a negative working capital (including current portion of long-term debt) of $217,969 (negative working capital of $342,567 for the corresponding period in the previous year) including:

·	Account payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $121,324 ($182,970 for the corresponding period in the previous year) representing 34% reduction from the corresponding period in the previous year;
·	Income tax and other statutory liabilities of $135,485 ($117,579 for the corresponding period in the previous year) representing 15% increase from the corresponding period in the previous year;
·	Short-term loans and current portion in long-term debt of $357,024 ($471,163 for the corresponding period in the previous year) representing a decrease of $114,139 ;
·	Unsecured loans of $221,040 ($0 for the corresponding period in the previous year);
·	Other current liabilities of $258,399 ($250,995 for the corresponding period in the previous year); and
·	Non-current liabilities of $71,953 ($98,184 for the corresponding period in the previous year) representing a reduction of $26,231 from the corresponding period in the previous year.

Cash flows from Operating Activities

During the period from April 1, 2013 to March 31 2014, for operating activities the Company used cash of $225,650 ( cash used of $91,055 for the corresponding period in the previous year). This is contributed by increase in current liabilities and decrease of current assets to the extent of $(345,923).

Cash flows from Investing Activities

During the period from April 1, 2013 to March 31 2014, the Company used cash of $420,213 for investing activities (compared to $33,460 cash used for the corresponding period in the previous year. KM invested $229,000 for acquiring stake in KM India and investment in bank deposits of $135,000. The balance investment went in to general capital expenses.

Cash flows from Financing Activities

During the period from April 1, 2013 to March 31, 2014, the Company obtained cash of $332,110 from financing activities (compared to $477,927 for the corresponding period in the previous year).

The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Brief Disclosure of Long Term Contractual Obligations

As at March 31 2014, the Company has long term debts in the form of secured loans against the respective assets/by way of assignment of the trade receivables of the Company and capital lease obligations secured against respective assets. The total long term debts as at March 31 ,2014 is $20,865 and repayable in a period of five years or under:

Less Than One Year	$8,998
One to Three Years	$16,181
More than Three Years	$4,684

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, our working capital deficit was $217,969 and we had $88,616 in cash and cash equivalents. On November 18, 2013, we filed a registration statement number 333-192399, with the SEC to register an offering of 10,000,000 shares of our common stock, at $0.30 per share (the “Offering”). The registration statement was declared effective on March 11, 2014. We will require additional financing from the Offering through the issuance of equity or debt, or through obtaining a credit facility, to execute our plan of operations.

These factors raise substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. The successful implementation of our business plan is dependent upon receiving sufficient funds from the Offering and/or additional funding from management, the issuance of equity or debt, or through obtaining a credit facility. Substantial expenditures will be required to enable us to expand and scale up our operations and quality of services. While we believe that if all shares offered in the Offering are sold, the net proceeds should be sufficient to permit us to continue operations and meet our capital requirements for approximately twelve (12) months, there is no assurance that all shares, if any, will be sold. In addition, even if all of the shares are sold in the Offering, it is anticipated that we may need to raise additional capital to maintain operations, facilitate future growth and support our long-term growth initiatives. In addition, if not all of the shares offered in the Offering are sold, we will need to obtain substantial additional funds much sooner, and possibly within twelve (12) months to maintain, grow and expand our operations. Our established bank-financing arrangements will not be adequate. Therefore, it is likely that we would need to seek additional financing through subsequent future private sales of our debt or equity securities to fund our growth plans.

There can be no assurance, however, that such efforts can generate availability of additional funds when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our expansion plans, which will adversely affect our revenue and profitability.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the Notes to our audited financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of March 31, 2014 begins on page F-2 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2014, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We currently have three directors on our Board of Directors. There are no arrangements or understandings between any of our directors and any other person pursuant to which any director was selected to serve as a director of our company. Directors are elected until their successors are duly elected and qualified. Ms. Nagarajan, our President, Chief Executive Officer and Director, is the sister in law of Mr. Mohan, our Chairman. Mr. Bhaskar, our Chief Financial Officer and Director, is the son of Mr. Mohan. Except as otherwise disclosed in this Form 10-K, there are no family relationships among our directors or Named Executive Officers.

Executive Officers

The following table sets forth the names and ages of our current director(s) and Named Executive Officer(s), the principal offices and positions held by each person and the date such person became a director and/or executive officer. Our Board of Directors appoints our executive officers who serve at the pleasure of the Board. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Position
T.V. Mohan	63	Chairman and Founder
Meera Nagarajan	51	President, Chief Executive Officer and Director
Venkatesan Vijaya Bhaskar	37	CFO and Director of Technologies and Operation

T.V. Mohan (Formerly known as v. venkatesan). T.V. Mohan is the founding member of KM and brings over 30 years of experience in the Matrimonial and Wedding event management business. He is responsible for the marketing and brand building for the Company. Before starting KM in 2004, he had worked with Binny Mills from 1971 to 1981 in the accounts department. From 1981 to 1984, he ran his own fast food and ice cream businesses. Since 1984, Mr. T.V. Mohan has owned a wedding event management firm and has been involved in the coordination of weddings. From 1992 to 2000, T.V. Mohan was a partner of a TV software export firm, Nataraj Exports Corporation, where he was involved in the production of TV Series and documentaries related to Indian culture and practice. His TV programs have been telecast over 15 countries across the globe and have been nominated for the National Pinnacle Award, one of the top awards for TV Serial production in the 80s. As a result of Mr. T.V. Mohan’s leadership skills and extensive experience in matrimonial services, wedding event management, and TV production, he was appointed as our Chairman of the Board of Directors on February 15, 2013.

Meera Nagarajan. Ms. Nagarajan is the Co-Founder, Managing Director and CEO of KM and is responsible for the overall management of the business. She is also the editor of Kalyanamalai, a biweekly magazine owned by KM. Ms. Nagarajan holds a master’s degree in Public Administration, Economics and Hindi (India’s national language). Before co-founding KM, Ms. Nagarajan was doing freelance writing (since 1990 for leading Tamil magazines including Kalaimagal, Ananda Vikatan and Kumudam), teaching (from 1984 to 1988 for Vivekananda Vidhyalaya School & Hindu Vidhyalaya School), and directing various TV Series (since 1993), including ‘Festivals of India,’ a multi-lingual program telecast in over 10 countries. Currently, Ms. Nagarajan directs only the Kalyanamalai TV program. Ms. Nagarajan was appointed as our Director and CEO on February 15, 2013 because of her in-depth knowledge of the culture, customs and language of India and her experience as a writer and TV producer.

Venkatesan VIJAYA Bhaskar. Venkatesan Vijaya Bhaskar is the Chief Financial Officer, and is responsible for Finance and Operations for KM. Mr. Bhaskar  supervises the finance unit and reports directly to the Chief Executive Officer. He assists in all strategic and tactical matters as they relate to business planning, budgeting, forecasting and securing of new funding.  Mr. Bhaskar was appointed as our Director and Chief Financial Officer on February 15, 2013. Mr. Bhaskar also handles the technology for the company including automation of operations, online services as well as back office support and services. Prior to joining the Company, Mr. Bhaskar worked for Info Plus Technologies from 2006 to 2007 as Head of Indian Operations.

Involvement in Certain Legal Proceedings

During the past ten years none of our director, executive officer, promoter or control person has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

Any Federal or State securities or commodities law or regulation; or

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board of Directors activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o 11501 Dublin Blvd., Suite 200, Dublin, California 94568.

Director Nominations

As of June 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board’s Leadership Role in Risk Oversight

Our Chairman of the Board of Directors is Mr. T V Mohan and our Chief Executive Officer is Ms. Meera Nagarajan. We determined this leadership structure was appropriate for us due to our small size and current operations. Our Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations. It is anticipated that our Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in our risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Communications with the Board

We have a process for stockholders and other interested parties who wish to communicate with the Board of Directors . Stockholders and other interested parties who wish to communicate with our Board of Directors may contact our Board of Directors, or specific members of our Board, by writing to: KM Wedding Events Management, Inc., c/o Board of Directors Office, 11501 Dublin Blvd., Suite 200, Dublin, California 94568.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). Our securities are not registered with the SEC under Section 12(b) or 12(g) of the Exchange Act. Accordingly, our officers, directors and beneficial owners of 10 percent or more of any class of stock are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

Since we are a newly reporting company, our Board of Directors has not yet adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. We intend to adopt a Code of Ethics that addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. Once adopted, the Code of Ethics will be available on the Corporate Governance page of our website under the Investor link at www.kmweddingevents.com and a copy of the Code of Ethics will be available to any stockholder requesting a copy by writing to: KM Wedding Events Management, Inc., c/o Board of Directors, 11501 Dublin Blvd., Suite 200, Dublin, California 94568. Once adopted, we intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation payable to our Named Executive Officers and directors for the fiscal years ended March 31, 2013 and 2014 for services. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation. None of our Named Executive Officers earned compensation that exceeded $100,000 during the fiscal years ended March 31, 2014 and 2013.

Name	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
T.V. Mohan	Chairman and Founder	2013	15,41 6	0	0	0	0	0	0	15,416
		2014	20,000	0	0	0	0	0	0	20,000
Meera Nagarajan	President and Chief Executive Office	2013	15,416	0	0	0	0	0	0	15,416
		2014	20,000	0	0	0	0	0	0	20,000
Venkatesan Vijaya Bhaskar	Chief Financial Officer, Director of Technologies and Operations	2013	15,416	0	0	0	0	0	0	15,416
		2014	20,000	0	0	0	0	0	0	20,000

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of March 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

The compensation paid to our directors for their services on our Board of Directors is set forth above in the Summary Compensation Table. We currently do not have any non-executive directors.

Security Holders Recommendations to Board of Directors

Stockholders can send direct communications to our Chief Executive Officer at our executive offices. However, while we appreciate all comments from stockholders, we may not be able to individually respond to all communications. We attempt to address stockholder questions and concerns in our press releases and documents filed with the SEC so that all stockholders have access to information about us at the same time. Mr. Mohan collects and evaluates all stockholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Director Independence

We currently do not have any directors that qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the director with regard to his or her business and personal activities and relationships as they may relate to the Company and our management.

Committees

We do not currently have an audit, compensation or nominating committee. The Board of Directors as a whole currently acts as our audit, compensation and nominating committees. We intend to establish an audit, compensation and nominating committee of our Board of Directors once we expand the Board of Directors to include one or more independent directors and intend to adopt a charter for each committee.

Our audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Our compensation committee will assist the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers and periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements. Our nominating committee will assist the Board in selecting individuals qualified to become our directors and in determining the composition of the Board and our committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information at June 16, 2014, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Named Executive Officers and Directors as a

group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. Unless otherwise specified, the address of each of the persons set forth below is c/o KM Wedding Events Management, Inc., 11501 Dublin Blvd., Suite 200, Dublin, CA 94568. As of June 16, 2014, we had 41,646,160 shares of common stock issued and outstanding.

Title of class	Name and address* of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of common stock (1)
common stock	T.V. Mohan (formerly known as V. Venkatesan)	16,200,000	38.90%
common stock	Meera Nagarajan	5,400,000	12.97%
common stock	Venkatesan Vijaya Bhaskar	1,350,000	3.24%
Officers and Directors as a Group (3)		22,950,000	55.11%
common stock	Unifina Capital Partners LP(2)	6,000,000	14.41%

_______________________

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Changes in Control

We are not aware of any arrangements that could result in a change of control.

Equity Compensation Plan Information

We have no compensation plans under which equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

At March 31, 2014 and 2013, we had loans payable to 3 parties in the aggregate amount of $291,961 and $393,512, respectively. We do not have signed notes with the related party lenders, there are no specific due dates, and no interest is paid on the loans. Money is loaned to us mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the lenders as of March 31, 2014 and 2013:

The following amounts were payable to the lenders as of March 31, 2014 and 2013:

Name of Related Party	March 31,
	2014	2013
Meera Nagarajan	$28,600	-0-
T V Mohan	$109,009	$91,171
Sridhar Kalyanasundaram*	$154,352	$211,148
Venkatesan Vijaya Bhaskar	-0-	$91,193
Total	$291,961	$393,512

*son in law of Mr. Mohan

On February 14, 2013, KM entered into a Stock Purchase Agreement with KM Wedding Event Management Private Limited (formerly known as KM Matrimony Pvt Ltd,) a company incorporated under the 1956 Companies Act of India (“KM India”), pursuant to which KM agreed to purchase ten million (10,000,000) shares of KM India’s common stock at a price of 11 Indian Rupees ($0.21 USD) per share for an aggregate purchase price of up to two million one hundred thousand dollars ($2,100,000 USD). As of February 21, 2014, pursuant to the above agreement, KM has purchased 1,393,127 shares at 11 Rupees per share ($0.201 USD at the time of the sale) in KM India on April 3, 2013 for $280,000 USD.

On February 14, 2013, KM entered into a Stock Purchase Agreement with the shareholders of KM India, comprised of Mr. Venkatesan Vaidhyanathan (now Known as T.V. Mohan), Mrs. Meera Nagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan Vijaya Bhaskar and Mrs. Nithya Vijaya Bhaskar, pursuant to which KM shall purchase Three Million One Hundred and Fifty Thousand (3,150,000) shares of KM India’s common stock from Mr. Venkatesan Vaidhyanathan, Mrs. Meera Nagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan Vijaya Bhaskar and Mrs. Nithya Vijaya Bhaskar payable in two tranches as follows: (i) Tranche A: One Million One Hundred Fifty Thousand (1,150,000) shares of KM India’s common stock at a purchase price of 11 Indian Rupees ($0.21 USD) per share (“Tranche A”); and, (ii) Tranche B: Two Million (2,000,000) shares of KM India’s common stock at a purchase price equal to the fair market value of KM India’s shares at the time of purchase (“Tranche B”). As of February 21, 2014, KM has purchased 1,120,018 shares in KM India on April 26, 2013 from Tranche A for an aggregate of $229,000 USD from two of the shareholders of KM India via Mr. Venkatesan Vaidhyanathan (562,455 shares for $115,000 USD) and Mrs. Meera Nagarajan (557,564 shares for $114,000 USD). The remaining Tranche A shares and the Tranche B shares have to be sold within three (3) years from February 14, 2013.

On November 29, 2012, KM India entered into an Intellectual Property Agreement with Unique Marriage Services, a proprietary firm owned by Mr. T.V. Mohan (formerly known as V. Venkatesan), the Director of the Company. As per the terms of this agreement, KM India leased certain intellectual property rights from Unique Marriage Services in exchange for 200,000 Indian rupees per year (“Lease Payments”), commencing in 2014, with an increase of ten percent (10%) every three (3) years. Further, the Company has the right to buy the intellectual property outright from Unique Marriage Services at its sole discretion in exchange for five (5) years’ worth of Lease Payments.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

Our Board of Directors is responsible for the selection of our independent registered public accounting firm. The Board of Directors has determined to appoint the public accounting firm of Manohar Chowdhry & Associates (“MCA”) as our independent registered public accountant, to audit our financial statements for the fiscal years ending March 31, 2014 and 2013. The following table sets forth the aggregate fees billed by MCA for audit and non-audit services rendered to us in 2014 and 2013. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	2014	2013
Audit Fees	$8,330	$3,665
Audit-Related Fees	8,330	3,665
Tax Fees	0	0
Total Fees	0	0

Audit Fees. We paid aggregate fees of approximately $8,330 and $3,665 for the fiscal years ended March 31, 2014 and 2013, respectively, to MCA for professional services rendered by such firm for the audit and review of the financial statements included in our annual report on Form 10-K.

Audit-Related Fees. We did not pay MCA any fees for travel expenses. fiscal years ended March 31, 2014 and 2013.

Tax Fees. We did not pay MCA any fees for professional services rendered for tax compliance, tax advice and tax planning. fiscal years ended March 31, 2014 and 2013.

All Other Fees. We did not pay any fees to MCA for any other professional services during the fiscal years ended March 31, 2014 and 2013.

Board of Directors Pre-Approval Policies and Procedures

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act, and (iii) all fees and the terms of engagement with respect to such services, except that the Board of Directors may delegate the authority to pre-approve non-audit services to one or more of its committee members who will present its decisions to the full Board of Directors at the first meeting following such decision. All audit and non-audit services performed by MCA during fiscal years 2014 and 2013 were pre-approved pursuant to the procedures outlined above. All services of the independent auditors were approved by the full Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” begin on page F-2 of this Annual Report on Form 10-K.

(b) Exhibits

3.1	Certificate of Incorporation of KM Wedding Events Management, Inc.(1)
3.2	Bylaws of KM Wedding Events Management, Inc.(1)
10.1	Agreement between KM India and SUN TV dated March 31, 2008(2)
10.2	Agreement between KM India and Vasan Print Products Private Limited dated August 10, 2008(2)
10.3	Agreement between KM India and Vasan Publications Private Limited dated October 10, 2008(2)
10.4	Intellectual Property Agreement between KM India and Unique Marriage Services dated November 29, 2012(2)
10.5	Stock Purchase Agreement between KM India and the Company dated February 14, 2013(2)
10.6	Stock Purchase Agreement among the Company and Venkatesan Vaidhyanathan, Meera Ngarajan, Sridhar Kalyanasundaram, Vijaya Bhaskar Venkatesan & Nithya Vijaya Bhaskar dated February 14, 2013(2)
21.1	List of Subsidiaries(1)
23.1	Auditor Consent(*)
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document (3)*
101.SCH	XBRL Taxonomy Extension Schema (3)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)*
101.LAB	XBRL Taxonomy Extension Label Linkbase (3)*
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (3)*

(1)	Filed with the SEC on November 18, 2013 as part of our Registration Statement on Form S-1.
(2)	Filed with the SEC on January 21, 2014 as part of our Amended Registration Statement on Form S-1/A.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.
33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KM WEDDING EVENTS MANAGEMENT, INC.

Date: June 26, 2014	By: /s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President, Director and	June 26, 2014
Chief Executive Officer
/s/ Meera Nagarajan	(Principal Executive Officer)
Meera Nagarajan

Chief Financial Officer
(Principal Financial Officer and
/s/ Venkatesan Vijaya Bhaskar	Principal Accounting Officer) and Director	June 26, 2014
Venkatesan Vijaya Bhaskar

/s/ T.V. Mohan	Director	June 26, 2014
T V Mohan

KM WEDDING EVENTS MANAGEMENT, INC.

(A Development Stage Company)

Index to Consolidated Financial Statements

For the period ended March 31, 2014

35

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of KM Wedding Events Management, Inc

We have audited the accompanying balance sheets of KM Wedding Events Management, Inc ("the company") as at March 31, 2014 and 2013, and the related statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as at March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Manohar Chowdhry & Associates

Manohar Chowdhry & Associates

Place: Chennai, Tamil Nadu, India
Date: June 5, 2014

KM Wedding Events Management, Inc
Consolidated balance sheet as at 31 March, 2014
(in US Dollars $ unless otherwise stated)
		As at March 31,	As at March 31,
	Notes	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	3	88,616	374,598
Accounts receivable	4	278,857	84,738
Other current assets	5	507,830	220,804
Total current assets		875,303	680,140

Non-current assets:
Long Term Investments	6	135,000	-
Property, plant and equipment, net	7	133,616	115,421
Intangible assets, net	8	1,173	4,495
Goodwill	22	687,139	-
Film costs	25	19,566	579
Other non-current assets	9	64,123	41,863
Total non-current assets		1,040,617	162,358
Total assets		1,915,920	842,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	10	121,324	182,970
Income tax and other statutory liabilities	11	135,485	117,579
Short-term loans & current portion of long term debt	12	357,024	471,163
Unsecured loans from related parties, net of advances		221,040	-
Other current liabilities	13	258,399	250,995
Total current liabilities		1,093,272	1,022,707
Non-current liabilities:
Long-term debt	12	20,865	54,616
Foreign Currency translation Reserve
Deferred tax liabilities	14	32,275	26,769
Other non-current liabilities	15	18,813	16,799
Total non-current liabilities		71,953	98,184
Equity:
Common stock par value $ 0.001
(shares outstanding: 41,646,160 and 39,246,160
as at March 31, 2014 and March 31, 2013,
respectively)	16	41,646	39,246
Additional paid-in-Capital		1,031,162	553,562
Accumulated deficit		(268,403)	(268,635)
Equity Attributable to equity holders of the company		804,405	324,173
Non-Controlling Interest		(53,710)	(602,566)
Total equity		750,695	(278,393)
Total liabilites and equity		1,915,920	842,498

The accompanying notes are an integral part to these financial statements.

KM Wedding Events Management, Inc
Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the year ended	For the period ended
	Notes	31-Mar-14	31-Mar-13
Revenues
Matrimonial service income	17	1,206,627	1,079,119
Wedding catering service income		358,198	357,513
Total		1,564,825	1,436,632
Costs and expenses
Matrimonial service expenses	18	443,157	591,958
Wedding catering service expenses		296,208	261,988
Personnel costs		326,271	311,451
General and administrative expenses	19	331,653	472,105
Non Operating Expenses		9,370	—
Depreciation and amortization		35,337	31,247
Total		1,441,996	1,668,749
Operating Income / (loss)		122,829	-232,117
Other income / (expenses)
Loss on sale of Property Plant & Equipment		—	-291
Interest Income		11,146	—
Finance charges		(41,564)	(36,887)
Total other income / (expenses), net		(30,418)	(37,178)

Income / (loss) before income tax expense		92,411	(269,295)
Income taxes
Current tax		—	—
Deferred tax (expense) / benefit		(7,904)	(9,643)
Prior period taxes		(1,968)	—
Net income / (loss)		82,539	-278,938
Attributable to:
Equity holders of the company		(4,121)	(268,635)
Non-controlling interest		86,660	(10,303)
Net income / (loss)		82,539	(278,938)
Earnings / (loss) per share - basic and diluted	20	(0.0001)	(0.0068)

The accompanying notes are an integral part to these financial statements.

KM Wedding Events Management, Inc
Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)
	Number of shares	Common stock	Additional Paid-in-capital	Accumulated deficit	Equity Attributable to equity holders of the company	Non - controlling interest	Total Equity
Equity	39,246,160	39,246	553,562	Nil	592,808	(592,263)	545
Net income / (loss) for the year	Nil	Nil	Nil	(268,635)	(268,635)	(10,303)	(278,938)
As at March 31, 2013	39,246,160	39,246	553,562	(268,635)	324,173	(602,566)	(278,393)
Fresh issue of equity shares[1]	2,400,000	2,400	477,600	Nil	480,000	Nil	480,000
Adjustment in Non- controlling Interest	Nil	Nil	Nil	Nil	Nil	462,733	462,733
Net income / (loss) for the period	Nil	Nil	Nil	232	232	86,123	86,355
As at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
1 2,400,000 no of equity shares of par value USD 0.001 are issued at USD 0.20 per share. Also refer note 16 "Common stock"

The accompanying notes are an integral part to these financial statements.

KM Wedding Events Management, Inc
Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the year ended
	31-Mar-14	31-Mar-13
Net Profit	82,539	(278,938)
Other Comprehensive Loss
Foreign Currency Translation Profit	1,193	—
Total Other Comprehensive Profit/(Loss)	1,193	—
Attributable to:
Equity holders of the company	656	—
Non-controlling interest	537	—
Comprehensive Income/(loss)	83,732	(278,938)

The accompanying notes are an integral part to these financial statements.

KM Wedding Events Management, Inc
Consolidated Statement of cash flow
(in US Dollars $ unless otherwise stated)
	For the year ended
	31-Mar-14	31-Mar-13
Cash flows from operating activities
Net income / (loss)	82,539	(278,938)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortisation	35,337	31,247
Deferred tax expense / (benefit)	(7,904)	9,643
Profit/Loss on disposal of property, plant and equipment	(517)	291
Bad debts	569	—
Amortisation of film costs	10,249	774
Changes in operating assets and liabilities
(Increase) / decrease in short term investments	—	134,495
(Increase) / decrease in accounts receivables	(194,119)	(67,611)
(Increase) in other current assets	(287,026)	(39,737)
(Increase) /Decrease in film costs	(29,236)	(579)
(Increase) in other non-current assets	(22,260)	(11,884)
Increase in accounts payable	(61,646)	78,028
Increase in income tax and other statutory liabilities	17,906	54,124
Increase / (decrease) in other current liabilities	228,444	(3,021)
Increase / (decrease) in other non-current liabilities	2,014	2,113
Net cash provided by (used in) operating activities	(225,650)	(91,055)
Cash flows from investing activities
Additions to property, plant and equipment	(71,368)	(37,128)
Investments in long-term investments	(135,000)
Proceeds from disposal of property, plant and equipment	11,833	3,668
Additions to intangible assets	3,322
Acquisition of additional stake in subsidiary	(229,000)
Net cash issued in investing activities	(420,213)	(33,460)
Cash flows from financing activities
Proceeds from short term debts	(114,139)	131,994
Proceeds from issue of Equity Shares	480,000	592,808
Proceeds from / (repayment of) long term debts	(33,751)	(246,875)
Net cash provided by (used in) financing activities	332,110	477,927
Effect of exchange rate changes on cash	27,771	—
Net increase in cash and cash equivalents	(285,982)	353,412
Cash and cash equivalents, beginning of period	374,598	21,186
Cash and cash equivalents, end of period	88,616	374,598

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	41,808	36,887
Income taxes paid	5,415	4,113
Non-cash items:
Allotment of common stock	—	33,000

The accompanying notes are an integral part to these financial statements.

KM Wedding Events Management, Inc

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

The Company is a leading service provider in the matrimonial industry and recently entered in to wedding event management and allied services segments including wedding catering services through its subsidiary (KM Wedding Events Management Private Limited formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As of March 31, 2014, the Company maintains a 55.32% ownership interest in KM Wedding Events Management Private Limited, India. With the addition of wedding services, which focuses on the higher end of the value chain in the wedding industry, the Company is able to service the customers already using KM for the matrimonial service. The Company became one of the earliest entrants in the industry to provide an integrated wedding service in Tamil Nadu, India.

2. Significant Accounting Policies

a. Basis of Consolidation

The company has invested USD 509,000 to acquire 2,513,144 no of Equity shares of KM Wedding Events Management Private Limited, India. Subsequent to this invesment, KM Wedding Events Management Private Limited, India has become subsidiary of this company. The agreement for such acquisition was entered in the month of February 2013 and executed in the month of April 2013.

b. Form and Content of the Financial Statements

The Company maintains its books and records in accordance with generally accepted accounting policies in USA (“US GAAP”). The accompanying financial statements were derived from the Company’s statutory books and records. The financial statements are presented in US Dollars ($), the national currency of USA.

Revenue and related expenses generated from our international subsidiaries are generally denominated in the currency of Indian Rupee. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period.

Subsequent events have been evaluated through June 5, 2014, the date these financial statements are available to be issued.

The closing exchange rate as of March 31, 2014 and March 31, 2013 was 60 and 54.52 Indian Rupees to one US dollar, respectively. The average exchange rates for the year ended March 31, 2014 was 60.352

c. Management Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the amounts of revenues and expenses recognized during the period. Management believes it has a reasonable and appropriate basis for its judgment pertaining to its estimates and assumptions. However, actual results could differ from those estimates.

d. Cash and cash equivalents

Cash represents cash on hand and balances with banks in current accounts.

e. Revenue recognition

Revenue from services are recognised over the period the service is contracted to be rendered. Advance amounts received from customers against billings for the period of service yet to be rendered on time proportion basis is disclosed as 'unearned revenues'. Revenue from products are recognised when the significant risks and rewards of ownership have transferred to the buyer. All revenues are recognised only when collectability of the resulting receivable is reasonably assured, and are reported net of discounts and service taxes.

f. Accounts receivable

Accounts receivable are unsecured and are stated at their principal amounts outstanding. The company writes off accounts receivable based on its age and collectability.

g. Revenues and costs - filmed entertainment

Television series are initially produced for a specific television network and may be subsequently licensed for foreign or domestic telecast. The company has entered into telecast rights transactions for the television series it produces. Revenues from distribution or exploitation of the television series are recognised as revenues when (i) an arrangement has been signed with a customer; (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by the company; (iii) arrangement fees are either fixed or determinable and (iv) collectability of the fees is reasonably assured.

Film costs include the unamortised cost of completed television episodes and television series in production. Film costs are stated at the lower of cost, less accumulated amortisation, or fair value. The amount of capitalized film costs for a given period is determined using the individual film-forecast-computation method. Under this method, the amortisation of capitalized costs is based on the proportion of the film’s actual revenues recognised for such period to the film’s estimated remaining unrecognised ultimate revenues. All exploitation costs of the company are expensed as incurred.

With respect to the "Kalyanamalai" television series, the fair value of the film (after considering estimated future exploitation costs) is less than its unamortised film costs and hence, the company has written off to the income statement the amount by which the unamortised capitalized costs exceed the fair value.

Revenues earned from and costs incurred in production of the television series have been presented under the heads matrimonial service income' and 'matrimonial service expense' in the financial statements.

h. Inventories

Inventories are valued at lower of cost and net realisable value. Cost is determined using weighted average method.

i. Property, plant and equipment

Property, plant and equipment are stated at historical cost, net of accumulated depreciation. The cost of maintenance, repairs and replacement of minor items of property is charged to operating expenses. Renewals and betterments of assets are capitalized.

Upon sale or retirement of property, plant & equipment, the cost and related accumulated depreciation are eliminated from the accounts. Any resulting gain or losses are inlcuded in the statement of income. All assets are periodically reviewed for possible.

j. Intangible assets

Intangible assets acquired separately are measured at cost of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortisation and impairment losses, if any.

k. Leasing agreements

Capital leases, which transfer to the company substantially all the risks and benefits incidental to ownership of the leased item, are capitalized at the inception of the lease at the fair value of the leased property or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the interest charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liabilities. Interest charges are charged directly to the statements of income.

Leases where the lessor retains substantially all the risks and benefits of ownership of the assets are classified as operating leases. Operating lease payments are recognized as an expense in the statements of income on a straight-line basis over the lease term.

l. Depreciation and amortisation

Depreciation with respect to property, plant and equipment and amortisation with respect to amortisable intangible assets is computed using the straight line method over the estimated useful lives.Depreciation and amortisation rates are applied to groups of assets with similar economic characteristics, as shown below:

Asset Group	Estimated Useful Life
Property, plant and equipment
Vehicles	11 years
Computers & peripherals	6 years
Furniture and Fixtures	10 years
Office Equipments	7 years
Leasehold improvements	10 years
Intangible assets
Software	6 years

m. Goodwill

Goodwill represents excess of purchase price over fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but it is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. The company’s impairment test is based on a single operating unit or reporting unit structure. The goodwill impairment test involves two step processes. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

n. Comprehensive Loss

The company's other comprehensive loss consists of unrealized gains(losses) on foreign currency translation adjustments.

o. Income taxes

The major tax jurisdictions for the company are United States of America and India. The company offsets current tax assets and current tax liabilities, where it has legally enforceable right to set off the recognized amounts and where it intends either to settle on a net basis.

Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases, operating loss carry forwards and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance for a deferred tax asset is recorded when management believes that it is more likely than not that this tax asset will not be realised.The effect on deferred tax assets and liabilities of a change in tax rates is recognised in the Statements of Income in the period of change.

The Company accounts for interest and penalties in the statement of income as interest expense and other expenses respectively.

p. Employee benefits

Provident fund (defined contribution plan)

In accordance with Indian law, all employees are entitled to receive benefits under the provident fund scheme, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently 12.0%) of the employees' basic salary. The company has no further obligations under the plan beyond its monthly contributions. These contributions are made to fund administered and managed by the Government of India. The monthly contributions are charged to the statement of income in the year they are incurred.

Employees state insurance fund (defined contribution plan)

In addition to the above benefit, all employees who are drawing gross salary of less than ` 15,000 per month are entitled to receive benefit under employee state insurance fund scheme. The employer makes contribution to the scheme at a predetermined rate (presently 4.75%) of employee's gross salary to the ESI Corporation. There are no further obligations under the scheme beyond its monthly contributions. The monthly contributions are charged to the statement of income in the year they are incurred.

Gratuity plan (defined benefit plan)

In addition to the above benefits, the Company provides for a gratuity obligation, a defined benefit retirement plan (the "Gratuity Plan") covering all its employees in India. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment based on the respective employee's salary, and the years of employment with the company. The company provides for the Gratuity Plan on the basis of actuarial valuation. This defined benefit plan is unfunded as on the date of these financial statements. Net periodic gratuity cost is recorded in the Statements of Income and includes service cost, interest cost and actuarial gains/losses.

q. Earnings per share

Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares outstanding during the period.

Diluted earnings per share are computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period except where the results will be anti-dilutive.

r. Accounting for contingencies

Certain conditions may exist as of the date of these financial statements which may further result in a loss to the company, but which will only be resolved when one or more future events occur or fail to occur. Management of the company makes an assessment of such contingent liabilities which is based on assumptions and is a matter of opinion. In assessing loss contingencies relating to legal or tax proceedings that involve the company or unasserted claims that may result in such proceedings, the company, after consultation with legal or tax advisors, evaluates the perceived merits of any legal or tax proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a loss will be incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. However, in some instances in which disclosure is not otherwise required, the company may disclose contingent liabilities or other uncertainties of an unusual nature which, in the judgment of management after consultation with its legal or tax counsel, may be of interest to shareholders or others.

KM Wedding Events Management, Inc

Notes to the Consolidated Financial Statements

(in US Dollars $ unless otherwise stated)

3. Cash and cash equivalents

Cash and cash equivalents as at March 31, 2014 comprises the following:

Particulars		For the Years ended 31 March
		2014	2013
(a)	Cash on hand	80,046	44,438
(b)	Balance with banks on current accounts	8,570	330,160
Total		88,616	374,598

4. Accounts receivable

Accounts receivable as at March 31, 2014 comprises the following:

Particulars		For the Year ended 31 March
		2014	2013
(a)	Customers (trade)	278,857	84,738
Total		278,857	84,738

5. Other current assets

Other current assets as at March 31, 2014 comprises the following:

Particulars		For the Year ended 31 March
		2014	2013
(a)	Event advances	122,423	120,873
(b)	Staff advances	33,624	6,740
(c)	Advance tax (net of provision for income tax)	10,728	7,706
(d)	Loans and advances	329,000	85,055
(e)	Interest accrued on Bank deposits	10,605	-
(f)	Prepaid expenses	1,450	430
Total		507,830	220,804

6. Long term investments

Long-term investments comprise the following:

Particulars	For the Year ended 31 March
	2014	2013
(a) Bank deposits [1]	135,000	-
Total	135,000	-
[1] These Bank deposits are for a term of 555 days and earn interest at the rate of 9.10%. These Bank deposits are held under lien against short term borrowings from bank.

7. Propert, plant and equipment, net

Property, plant and equipment as at March 31, 2014 comprises the following:

Particulars		Gross carrying value		Accumulated depreciation		Net carrying value
		2014	2013	2014	2013	2014	2013
(a)	Vehicles	43,740	35,864	2,776	8,223	40,964	27,641
(b)	Computers & Peripherals	75,330	82,901	69,414	62,571	5,916	20,330
(c)	Furniture & Fixtures	13,675	9,156	5,238	4,461	8,437	4,695
(d)	Office Equipments	57,109	46,706	25,625	20,042	31,484	26,664
(e)	Leasehold improvements	82,395	67,286	35,580	31,195	46,815	36,091
Total		272,249	241,913	138,633	126,492	133,616	115,421

Leased Property, plant and equipment, net

The following is the analysis of property, plant and equipment under capital leases as March 31, 2014 included within property, plant and equipment, net

	For the Year ended 31 March
Particulars	2014	2013
Vehicles	43,740	35,864
Less: accumulated depreciation	(2,776)	(8,223)
Net book value of leased assets	40,964	27,641

Below is the analysis of the repayment of capital lease obligations as at March 31, 2014

Particulars	As at March 31, 2014
2015	8,595
2016	8,595
2017	6,473
2018	5,412
2019	4,961
Imputed interest	(7,406)
Present value of capital lease payments	26,630

The charge to income resulting from depreciation of vehicles is included with depreciation and amortisation in statements of income for 2014 and 2013 amounting to USD 2,906.62 and USD 3,671.50 respectively.

Operating leases

The total amount of operating lease expenses is as follows:

Particulars	For the Year ended 31 March
	2014	2013
Lease Expenses	29,233	22,606

8. Intangible assets, net

Intangible assets as at March 31, 2014 comprise the following:

Particulars	Gross carrying value		Accumulated amortisation		Net carrying value
	2014	2013	2014	2013	2014	2013
(a) Software	27,974	29,332	26,801	24,837	1,173	4,495
Total	27,974	29,332	26,801	24,837	1,173	4,495

The charge to income resulting from amortization of intangible assets is included with depreciation and amortization in statement of income for 2014 and 2013 amounting to $4,207.78 and $4,135.

The following represents the estimated aggregate amortisation expense for intangible assets subject to amortisation as at March 31, 2014:

Particulars	As at March 31, 2014
2015	220
2016	220
2017	220
2018	220
2019	220
Thereafter	72
Total amortization expense	1,172

9. Other non-current assets

Other non-current assets as at March 31, 2014 comprises the following:

Particulars		For the Year ended 31 March
		2014	2013
(a)	Rental advance	29,458	13,710
(b)	Deposits	6,915	7,610
(c)	Software under application development stage	27,750	20,543
Total		64,123	41,863

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as at March 31, 2014 comprises the following:

Particulars		For the Year ended 31 March
		2014	2013
(a)	Accounts payable	42,145	90,878
(b)	Salary payable	27,624	23,376
(c)	Current portion of provision for gratuity	1,135	593
(d)	General and administrative expenses payable	50,420	68,123
Total		121,324	182,970

11. Income tax and other statutory liabilities:

Income tax and other statutory liabilities as at March 31, 2014 comprises the following:

		For the Year ended 31, March
		2014	2013
Particulars
(a)	Service tax	75,903	70,868
(b)	Provident fund	24,242	11,732
(c)	Employees state insurance	3,771	5,299
(d)	Professional tax	3,805	2,271
(e)	Tax deducted at sources	27,764	27,409
	Total	135,485	117,579

12. Short term borrowings and long term debt

Short term loans and borrowings as at March 31, 2014 comprises the following:

		For the Year ended 31, March
		2014	2013
Particulars
(a)	Bank overdraft[2]	218,816	41,715
(b)	Loan against Bank deposit	129,210	75,553
(c)	Secured loans	-	330,265
(d)	Current portion of long-term debt	8,998	23,630
	Total	357,024	471,163

Long-term debt as at March 31 comprises the following:

		For the Year ended 31, March
		2014	2013
Particulars
(a)	Secured loans[3]	3,233	61,487
(b)	Capital lease obligations	26,630	16,759
		29,863	78,246
(c)	Current portion of long-term debt	(8,998)	(23,630)
	Total	20,865	54,616
[3] The interest rates of the long-term loans as at March 31, 2013 range from 11.50 % to 12.50%. These loans are repayable in monthly installments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as at March 31, 2014 is as follows:

Particulars	As at March 31, 2014
2015	8,998
2016	6,489
2017	5,114
2018	4,578
2019	4,684
Total long term debt	29,863

13. Other current liabilities

Other current liabilities as at March 31, 2014 comprises the following:

Particulars	For the Year ended 31 March
	2014	2013
(a) Unearned revenues (i.e. billings in excess of revenue)	258,399	250,995
Total	258,399	250,995

14. Deferred income taxes

The components of deferred tax assets and liabilities as at March 31, 2014 are as follows:

Particulars	For the year ended 31 March
	2014	2013
Deferred tax asset arising from tax effect of:
Operating losses[4]	86,427	204,622
Deductible temporary differences	1,558	3,188
Minimum alternate tax[5]	31,011	34,128
Less: Valuation allowance	(118,996)	(241,938)
Deferred tax asset, net	Nil	Nil
Deferred tax liability arising from tax effect of:
Property, plant and equipment (non-current)	32,275	26,769

4 Operating losses carried forward for tax purposes of the Company amounted to $ 389,291 for KM Wedding Events Management Inc, USA and $ 1,34,016 for KM Wedding Events Management Private Limited, India as at March 31, 2014 and are available as an offset against future taxable income of the Company. These operating losses consist of unabsorbed business loss and unabsorbed depreciation. Unabsorbed business loss expire at various dates across 8 years, whereas unabsorbed depreciation has no expiration date as per the provisions of the Indian Income-tax Act, 1961. Unabsorbed business loss expire across 20 years as per the tax laws of the United States of America. Realisation is dependent on the Company generating sufficient taxable income prior to expiration of losses carried forward, except with respect to unabsorbed depreciation. A valuation allowance is established attributable to loss carry forwards where, based on available evidence, it is more likely than not that it will not be realised.

5 Under the Indian Income-tax Act, 1961, the Company is liable to pay Minimum Alternate Tax (MAT). The excess tax paid as per MAT over and above the regular tax liability can be carried forward for a period of 10 years and can be set off against the future tax liabilities computed under regular tax provisions. However, a valuation allowance is established for such MAT paid by the Company, since based on available evidence, it is more likely than not that it will not be realized.

15. Other non-current liabilities

Other non-current liabilities as at March 31, 2014 comprises the following:

Particulars		For the Year ended 31 March
		2014	2013
(a)	Trade Deposits	6,082	6,693
(b)	Provision for gratuity	12,731	10,106
Total		18,813	16,799

16. Common Stock

The company has only one class of equity shares having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorised Equity share capital (number of shares) of the company is 300,000,000 shares as at March 31, 2014 and March 31, 2013. The issued, subscribed and paid-up equity share capital (number of shares) of the company is 41,646,160 shares as at March 31, 2014 and 39,246,160 shares as at March 31, 2013.

The shares issued are as follows:

(i) 4,596,160 number of shares are issued at a price of $ 0.05 per share

(ii) 4,050,000 number of shares are issued at a price of $ 0.20 per share

(iii) 33,000,000 number of shares at par value of $ 0.001 per share are issued for consideration other than cash.

The shares are issued at a price mutually agreed by the shareholders pursuant to an agreement entered with them.

The Shareholders who have subscribed 4,050,000 number of shares at the rate of $0.20 per share have an option to purchase a warrant for every two shares held which entitles the holder to purchase an additional share at the rate of $0.40 per share for the period of two years from the date of issuance.

Preferred Stock

The authorised Preference share capital (number of shares) of the company is 10,000,000 shares having a par value of $ 0.001 per share as at March 31, 2014. The issued, subscribed and paid-up Preference share capital is Nil as at March 31, 2014.

17. Matrimonial service income

	Particulars	For the year ended 31 March
		2014	2013
(a)	Profile Registration and Event Incomes	768,243	785,112
(b)	Sponsorhip Income and advertisement Income	148,154	176,614
(c)	Sale of space or time slot - Television series	78,291	108,089
(d)	Sale of products (magazines)	204,636	742
(e)	Sale of television rights	7,303	8,562
	Total	1,206,627	1,079,119

18. Matrimonial service expenses

Particulars		For the Years ended 31 March
		2014	2013
(a)	Event expenses	152,306	289,435
(b)	Production and telecast expenses - Television series	170,869	184,120
(c)	Publication expenses	87,953	87,191
(d)	Franchisee commission	21,780	30,438
(e)	Amortisation of film cost	10,249	774
Total		443,157	591,958

19. General and administrative expenses

Particulars		For the Years ended 31 March
		2014	2013
(a)	Lease expenses	29,233	22,606
(b)	Repairs & Maintenance	23,184	24,201
(c)	Insurance	1,176	293
(d)	Electricity charges	9,543	10,544
(e)	Audit fees	10,770	18,342
(f)	Bank charges	8,979	10,248
(g)	Bad debts	569	16,620
(h)	Travelling and conveyance	18,321	36,248
(i)	Legal Charges	15,000	25,000
(j)	Professional charges	50,977	251,115
(k)	Printing & Stationery	8,585	10,120
(l)	Telephone, Courier & Postage	28,621	30,064
(m)	Security charges	2,770	2,995
(n)	Business promotion expenses	21,305	10,714
(o)	Others	11,820	2,995
(p)	Event Management	3,200	-
(q)	Software License	60,000	-
(r)	Advertising Expenses	27,600	-
Total		331,653	472,105

20. Earnings / (loss) per share (EPS)

Particulars		For the Years ended 31 March
		2014	2013
(a)	Net income / (loss)	(4,121)	(268,635)
(b)	Weighted average number of equity shares outstanding [6]	40,732,187	39,246,160
Earnings / (loss) per share - basic and diluted		(0.0001)	(0.0068)

6 Refer Note No. 16, 'common stock' with respect to fresh issue of equity shares.

21. Related party disclosures

(a) Name of related party and relationship

(i) Key Management Personnel (‘KMP’)

(a) Mr. T V Mohan (formerly Known as V Venkatesan) - Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Suresh Venkatachari - Secretary and Director (Relinquished office on June 24, 2013)

(d) Mr. V Vijaya Bhaskar - CFO, Director, Treasurer and Director of technologies

(ii) Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

(iii) Entity in which Key Management Personnel (‘KMP’) has control

(a) Unifina Capital Partners, LP

Transactions with related parties

Transactions during the year ending March 31, 2014

Particulars	KMP and Relative of KMP		Entity in which KMP has control
	2014	2013	2014	2013
Transactions
Advances given for business purposes	118,010	88,819	-	-
Settlement of advances given for business purposes	94,558	66,540	-	-
Unsecured loans received	54,767	467,267	-	15,000
Unsecured loans given (Net of receipt)	-	-	153500	-
Repayment of unsecured loans	110376	76382	-	-
Professional charges Paid	-	-	-	66,000
Closing balances
Unsecured Loans given	-	-	153500	-
Advances given for business purposes (debit balance)	70,922	63,247	-	-
Unsecured loans received (credit balance) [7]	291,961	393,512	-	-

7 Unsecured loans from related parties are repayable on demand.

22. Goodwill

Particulars
Goodwill acquired in new subsidiary[8]	679,948
Add: Cumulative Translation adjustment	7,191
Balance as at March 31, 2014	687,139

8Goodwill arises in the process of acquiring KM Matrimony Private Limited. In April 2013, the Company acquired 55% interest of KM WEDDING EVENTS PRIVATE LIMITED, India. As of March 31, 2014, 55% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination. The purchase price of USD 509,000 is alloted as cash & cash equivalent USD 22,141, Plant & Machinery USD 63,402, other assets USD 270,921 and for liabilities as USD (527,422) based on the estimated fair value on the date of acquisition. After allocation the goodwill is recorded as USD 679,948.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. It is assigned to reporting units as of the acquisition date. As per ASC 805-20-55-6, the value of an acquired intangible asset which are not identifiable as of the acquisition date is subsumed into Goodwill. The assets and liabilities are acquired at book value as there is no significant deviation from fair value. There are no related contingent consideration arised.

The Company’s annual goodwill impairment test resulted in no impairment charges.

23. Employee Benefits

Defined Benefit Plan

The obligation towards gratuity is provided based on acturial valuation carried out as at Balance Sheet date. The following are disclosures relating to the benefit plan:

The liability recognised in the balance sheets as at March 31 is as follows. The obligations are unfunded as on the dates of balance sheets.

		As at March 31
	Particulars	2014	2013
(a)	Gratuity liability recognised in the balance sheet	13,867	10,699

Weighted average assumptions used to determine net gratuity cost and benefit obligations:

As at March 31
	Particulars	2014	2013
(a)	Gratuity liability recognised in the balance sheet	8.50% p.a.	8.50% p.a.
(b)	Long-term rate of compensation increase	10.00% p.a.	10.00% p.a.
(c)	Rate of return on plan assets	N.A.	N.A.

24. Going Concern

 The financial statements have been prepared on the basis that the company is a going concern & thereby no adjustments are required to be made to the carrying amount of assets and liabilities.

25. Film Costs

The amount of unamortised film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortised film costs is expected to be amortised during the twelve-month period ending March 31, 2015.

26. Risks and uncertainties

Credit risk

Credit risk arises from the possibilty that customers mau not be able to settle their obligations as agreed. Accounts receivable balances are typically unsecured and are derived from revenues earned from customers. The Company’s management reviews ageing analysis of outstanding accounts receivables and follows up on past due balances. There is no significant concentration of credit risk.

27. Commitments and contingencies

Statutory Dues

Penalties, if any, on account of delay in payment of statutory dues are unascertainable.

