Form 10-Q
period 2014-06-30
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2014-08-06
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of July 15, 2014 was 41,646,160 shares of common stock outstanding.

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

KM WEDDING EVENTS MANAGEMENT, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Quarterly Report on Form 10-Q for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

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

ITEM 1.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Balance Sheets
(in US Dollars $ unless otherwise stated)
		As at June 30,	As at March 31,
	Notes	2014	2014
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	3	98,773	88,616
Accounts receivable	4	278,914	278,857
Other current assets	5	495,243	507,830
Total current assets		872,930	875,303
Non-current assets:
Long Term Investments	6	134,865	135,000
Property, plant and equipment, net	7	135,074	133,616
Intangible assets, net	8	1,116	1,173
Goodwill	21	686,954	687,139
Film costs	24	11,076	19,566
Other non-current assets	9	64,176	64,123
Total non-current assets		1,033,261	1,040,617
Total assets		1,906,191	1,915,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	10	146,971	121,324
Income tax and other statutory liabilities	11	182,959	135,485
Short-term loans & current portion of long term debt	12	375,680	357,024
Unsecured loans from related parties, net of advances		167,601	221,040
Other current liabilities	13	191,118	258,399
Total current liabilities		1,064,329	1,093,272
Non-current liabilities:
Long-term debt	12	19,299	20,865
Deferred tax liabilities		32,243	32,275
Other non-current liabilities	14	19,430	18,813
Total non-current liabilities		70,972	71,953

Equity:
Common stock par value $ 0.001
(shares outstanding: 41,646,160 and 41,646,160
as at June 30, 2014 and March 31, 2014,
respectively)	15	41,646	41,646
Additional paid-in-Capital		1,031,162	1,031,162
Accumulated deficit		(263,363)	(268,403)
Equity Attributable to equity holders of the company		809,445	804,405
Non-Controlling Interest		(38,555)	(53,710)
Total equity		770,890	750,695
Total liabilities and equity		1,906,191	1,915,920

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director
Place : Chennai, Tamil Nadu, India
Date : June 30, 2014

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the period ended	For the period ended
	Notes	30-Jun-14	30-Jun-13
Revenues		(Unaudited)	(Unaudited)
Matrimonial service income	16	271,804	248,491
Wedding catering service income		124,546	56,464
Total		396,350	304,955
Costs and expenses
Matrimonial service expenses	17	88,963	100,337
Wedding catering service expenses		97,520	51,056
Personnel costs		82,354	82,613
General and administrative expenses	18	85,784	122,362
Depreciation and amortization		6,434	8,275
Total		361,055	364,643
Operating Income / (loss)		35,295	(59,688)
Other income / (expenses)
Loss on sale of Property Plant & Equipment		-
Interest Income		-	3,053
Finance charges		(14,950)	(10,280)
Total other income / (expenses), net		(14,950)	(7,227)
Income / (loss) before income tax expense		20,345	(66,915)
Income taxes
Current tax		-	-
Deferred tax (expense) / benefit		-	-
Prior Period Taxes		-	(1,996)
Net income / (loss)		20,345	(68,911)

Attributable to:
Equity holders of the company		5,123	(51,403)
Non-controlling interest		15,222	(17,508)
Net income / (loss)		20,345	(68,911)
Earnings / (loss) per share - basic and diluted	19	0.0001	(0.0013)

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director
Place : Chennai, Tamil Nadu, India
Date : June 30, 2014

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)

	Number of shares	Common stock	Additional Paid-in-capital	Accumulated deficit	Equity Attributable to equity holders of the company	Non - controlling interest	Total Equity
As at March 31, 2013	39,246,160	39,246	553,562	(268,635)	324,173	(602,566)	(278,393)
Fresh issue of equity shares[1]	2,400,000	2,400	477,600	Nil	480,000	Nil	480,000
Adjustment in Non- controlling Interest	Nil	Nil	Nil	Nil	Nil	943,626	943,626
Net income / (loss) for the period	Nil	Nil	Nil	(57,860)	(57,860)	(490,922)	(548,782)
As at June 30, 2013	41,646,160	41,646	1,031,162	(326,495)	746,313	(149,862)	596,451
[1] 2,400,000 no of equity shares of par value USD 0.001 are issued at USD 0.20 per share. Also refer note 15 "Common stock"

As at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
Net income / (loss) for the period	Nil	Nil	Nil	5,040	5,040	15,155	20,195
As at June 30, 2014	41,646,160	41,646	1,031,162	(263,363)	809,445	(38,555)	770,890

The accompanying notes are an integral part to these interim condensed financial statements.
For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director
Place : Chennai, Tamil Nadu, India
Date : June 30, 2014

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the year ended
	30-Jun-14	30-Jun-13
	(Unaudited)	(Unaudited)
Net Income/(loss)	20,345	(68,911)
Other Comprehensive Loss
Foreign Currency Translation Loss	(150)	-
Total Other Comprehensive Loss	(150)	-
Attributable to:
Equity holders of the company	(83)	-
Non-controlling interest	(67)	-

Comprehensive Income/(loss)	20,195	(68,911)

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director
Place : Chennai, Tamil Nadu, India
Date : June 30, 2014

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of cash flow
(in US Dollars $ unless otherwise stated)

	For the period ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	20,345	(68,911)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	6,434	8,275
Deferred tax expense / (benefit)	-	(1,996)
Profit/Loss on disposal of property, plant and equipment	-	-
Bad debts	7,229	-
Amortization of film costs	8,507	530
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivables	(57)	34,322
(Increase) in other current assets	12,587	(254,646)
(Increase) /Decrease in film costs	(17)	579
(Increase) in other non-current assets	(53)	(5,976)
Increase in accounts payable	25,647	(37,639)
Increase in income tax and other statutory liabilities	47,474	(54,576)
Increase / (decrease) in other current liabilities	(120,720)	245,397
Increase / (decrease) in other non-current liabilities	617	(3,164)
Net cash provided by (used in) operating activities	7,993	(137,805)

Cash flows from investing activities
Additions to property, plant and equipment	(7,942)	(1,851)
Investments in long-term investments	135	(136,089)
Proceeds from disposal of property, plant and equipment		(704)
Acquisition of additional stake in subsidiary	-	(229,000)
Net cash used in investing activities	(7,807)	(367,644)

Cash flows from financing activities
Proceeds from short term debts	18,656	(298,900)
Proceeds from issue of Equity Shares	-	480,000
Proceeds from / (repayment of) long term debts	(1,566)	(9,587)
Net cash provided by (used in) financing activities	17,090	171,513
Effect of exchange rate changes on cash	(7,119)	16,218
Net increase in cash and cash equivalents	10,157	(317,718)
Cash and cash equivalents, beginning of period	88,616	374,598
Cash and cash equivalents, end of period	98,773	56,880

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	14,884	10,280
Income taxes paid	1,155	1,156

Non-cash items:
Allotment of common stock	-	-

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director
Place : Chennai, Tamil Nadu, India
Date : June 30, 2014

KM Wedding Events Management, Inc

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

The Company is a leading service provider in the matrimonial industry and recently entered in to wedding event management and allied services segments including wedding catering services through its subsidiary (KM Wedding Events Management Private Limited formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As of June 30, 2014, the Company maintains a 55.32% ownership interest in KM Wedding Events Management Private Limited, India. With the addition of wedding services, which focuses on the higher end of the value chain in the wedding industry, the Company is able to service the customers already using KM for the matrimonial service. The Company became one of the earliest entrants in the industry to provide an integrated wedding service in Tamil Nadu, India.

2. Significant Accounting Policies

a. Basis of Consolidation

The company has invested USD 509,000 to acquire 2,513,144 no of Equity shares of KM Wedding Events Management Private Limited, India. Subsequent to this investment, KM Wedding Events Management Private Limited, India has become subsidiary of this company. The agreement for such acquisition was entered in the month of February 2013 and executed in the month of April 2013.

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

Subsequent events have been evaluated through July 30, 2014, the date these financial statements are available to be issued.

The closing exchange rate as of June 30, 2014 and March 31, 2014 was 60.06 and 60 Indian Rupees to one US dollar, respectively. The average exchange rates for the year ended June 30, 2014 was 59.7978

c. Management Estimates

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

d. Comprehensive Loss

The company's other comprehensive loss consists of unrealized gains(losses) on foreign currency translation adjustments.

3. Cash and cash equivalents

Cash and cash equivalents as at June 30, 2014 comprises the following:

		For the period ending	For the year ended
	Particulars	30 June, 2014 (Unaudited)	31 March, 2014

(a)	Cash on hand	89,367	80,046
(b)	Balance with banks on current accounts	9,406	8,570
Total		98,773	88,616

4. Accounts receivable

Accounts receivable as at June 30, 2014 comprises the following:

		For the period ending	For the year ended
	Particulars	30 June, 2014 (Unaudited)	31 March, 2014

(a)	Customers (trade)	269,659	278,857
(b)	Affiliated entity	9,255	--
Total		278,914	278,857

5. Other current assets

Other current assets as at June 30, 2014 comprises the following:

		For the period ended	For the year ended
	Particulars	30 June, 2014 (Unaudited)	31 March, 2014
(a)	Event advances	122,301	122,423
(b)	Staff advances	35,097	33,624
(c)	Advance tax (net of provision for income tax)	11,873	10,728
(d)	Loans and advances	308,328	329,000
(e)	Interest accrued on Bank deposits	10,595	10,605
(f)	Prepaid expenses	7,049	1,450
Total		495,243	507,830

6. Long term investments

Long-term investments comprise the following:

		For the period ended	For the year ended
	Particulars	30 June, 2014 (Unaudited)	31 March, 2014
(a)	Bank deposits [1]	134,865	135,000
Total		134,865	135,000
[1] These Bank deposits are for a term of 555 days and earn interest at the rate of 9.10%. These Bank deposits are held under lien against short term borrowings from bank.

7. Property, plant and equipment, net

Property, plant and equipment as at June 30, 2014 comprises the following:

Particulars		Gross carrying value		Accumulated depreciation		Net carrying value
		30 June, 2014 (Unaudited)	31 March, 2014	30 June, 2014 (Unaudited)	31 March, 2014	30 June, 2014 (Unaudited)	31 March, 2014
(a)	Vehicles	43,696	43,740	3,774	2,776	39,922	40,964
(b)	Computers & Peripherals	75,991	75,330	69,845	69,414	6,146	5,916
(c)	Furniture & Fixtures	14,063	13,675	5,579	5,238	8,484	8,437
(d)	Office Equipment	58,142	57,109	27,662	25,625	30,480	31,484
(e)	Leasehold improvements	82,313	82,395	37,619	35,580	44,694	46,815
(f)	Plant & Machinery	5,713	-	365	-	5,348	-
Total		279,918	272,249	144,844	138,633	135,074	133,616

Leased Property, plant and equipment, net

The following is the analysis of property, plant and equipment under capital leases as June 30, 2014 included within property, plant and equipment, net

	For the period ended	For the Year ended
Particulars	30 June, 2014 (Unaudited)	31 March, 2014
Vehicles	43,696	43,740
Less: accumulated depreciation	(3,774)	(2,776)
Net book value of leased assets	39,922	40,964

Operating leases

The total amount of operating lease expenses is as follows:

Particulars	For the period ended	For the period ended
	30 June, 2014 (Unaudited)	30 June, 2013 (Unaudited)
Lease Expenses	8,755	7,454

8. Intangible assets, net

Intangible assets as at June 30, 2014 comprise the following:

Particulars	Gross carrying value		Accumulated amortisation		Net carrying value
	30 June, 2014 (Unaudited)	31 March, 2014	30 June, 2014 (Unaudited)	31 March, 2014	30 June, 2014 (Unaudited)	31 March, 2014
(a) Software	27,946	27,974	26,830	26,801	1,116	1,173
Total	27,946	27,974	26,830	26,801	1,116	1,173

9. Other non-current assets

Other non-current assets as at June 30, 2014 comprises the following:

Particulars		For the period ended	For the Year ended
		30 June, 2014 (Unaudited)	31 March, 2014
(a)	Rental advance	29,429	29,458
(b)	Deposits	7,025	6,915
(c)	Software under application development stage	27,722	27,750
Total		64,176	64,123

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as at June 30, 2014 comprises the following:

Particulars		For the period ended
		30 June, 2014 (Unaudited)	31 March, 2014
(a)	Accounts payable	54,968	42,145
(b)	Salary payable	33,537	27,624
(c)	Current portion of provision for gratuity	1,191	1,135
(d)	General and administrative expenses payable	57,275	50,420
Total		146,971	121,324

11. Income tax and other statutory liabilities:

Income tax and other statutory liabilities as at June 30, 2014 comprises the following:

		For the period ended	For the Year ended
		30 June, 2014 (Unaudited)	31 March, 2014
Particulars
(a)	Service tax	108,159	75,903
(b)	Provident fund	30,255	24,242
(c)	Employees state insurance	6,313	3,771
(d)	Professional tax	3,801	3,805
(e)	Tax deducted at sources	34,431	27,764
	Total	182,959	135,485

12. Short term borrowings and long term debt

Short term loans and borrowings as at June 30, 2014 comprises the following:

		For the period ended	For the Year ended
		30 June, 2014 (Unaudited)	31 March, 2014
Particulars
(a)	Bank overdraft [2]	167,723	218,816
(b)	Loan against Bank deposit	131,257	129,210
(c)	Secured loans	68,411	-
(d)	Current portion of long-term debt	8,289	8,998
	Total	375,680	357,024

2 The bank overdraft facility is secured by way of hypothecation of trade receivables, current assets and fixed assets of the company except vehicles financed by other banks / financial institutions.

Long-term debt as at June 30 comprises the following:

		For the period ended	For the Year ended
		30 June, 2014 (Unaudited)	31 March, 2014
Particulars
(a)	Secured loans [3]	2,355	3,233
(b)	Capital lease obligations	25,233	26,630
		27,588	29,863
(c)	Current portion of long-term debt	(8,289)	(8,998)
	Total	19,299	20,865
[3] The secured loan is secured by way of hypothecation / first charge on the inventory cum book debts and all current assets of the company. The interest rate is 12.85 % and repayable in 6 months with moratorium period of two months.

The scheduled aggregate maturity of long-term debt outstanding as at June 30, 2014 is as follows:

Particulars	As at June 30, 2014
2015	6,743
2016	6,483
2017	5,109
2018	4,573
2019	4,680
Total long term debt	27,588

13. Other current liabilities

Other current liabilities as at June 30, 2014 comprises the following:

Particulars	For the period ended	For the Year ended
	30 June, 2014 (Unaudited)	31 March, 2014
(a) Unearned revenues (i.e. billings in excess of revenue)	191,118	258,399
Total	191,118	258,399

14. Other non-current liabilities

Other non-current liabilities as at June 30, 2014 comprises the following:

Particulars		For the period ended	For the Year ended
		30 June, 2014 (Unaudited)	31 March, 2014
(a)	Trade Deposits	6,076	6,082
(b)	Provision for gratuity	13,354	12,731
Total		19,430	18,813

15. Common Stock

The company has only one class of equity shares having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized Equity share capital (number of shares) of the company is 300,000,000 shares as at June 30, 2014 and March 31, 2014. The issued, subscribed and paid-up equity share capital (number of shares) of the company is 41,646,160 shares as at June 30, 2014 and 41,646,160 shares as at March 31, 2014.

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

Preferred Stock

The authorised Preference share capital (number of shares) of the company is 10,000,000 shares having a par value of $ 0.001 per share as at June 30, 2014. The issued, subscribed and paid-up Preference share capital is Nil as at June 30, 2014.

16. Matrimonial service income

	Particulars	For the period ended 30 June
		2014	2013
		(unaudited)	(unaudited)
(a)	Profile Registration and Event Incomes	217,046	190,662
(b)	Sponsorship Income and advertisement Income	29,829	33,896
(c)	Sale of space or time slot - Television series	22,827	21,741
(d)	Sale of products (magazines)	2,102	2,192
	Total	271,804	248,491

17. Matrimonial service expenses

Particulars		For the period ended 30 June
		2014	2013
		(unaudited)	(unaudited)
(a)	Event expenses	28,232	36,184
(b)	Production and telecast expenses - Television series	27,709	35,154
(c)	Publication expenses	19,663	22,610
(d)	Franchisee commission	4,852	5,859
(e)	Amortisation of film cost	8,507	530
Total		88,963	100,337

18. General and administrative expenses

Particulars		For the period ended 30 June
		2014	2013
		(unaudited)	(unaudited)
(a)	Lease expenses	9,052	7,454
(b)	Repairs & Maintenance	6,614	21,671
(c)	Insurance	523	718
(d)	Electricity charges	3,059	2,775
(e)	Audit fees	2,299	2,310
(f)	Filing Charges	9,328	-
(g)	Bank charges	2,706	2,445
(h)	Bad debts	7,229	15,017
(i)	Travelling and conveyance	9,552	5,472
(j)	Professional charges	9,994	50,142
(k)	Printing & Stationery	1,387	1,509
(l)	Telephone, Courier & Postage	6,616	6,416
(m)	Security charges	1,104	665
(n)	Business promotion expenses	15,139	3,577
(o)	Others	1,182	2,191
Total		85,784	122,362

19. Earnings / (loss) per share (EPS)

Particulars		For the period ended 30 June
		2014	2013
		(unaudited)	(unaudited)
(a)	Net income / (loss)	5,123	(51,403)
(b)	Weighted average number of equity shares outstanding [4]	41,646,160	40,898,619
Earnings / (loss) per share - basic and diluted		(0.0001)	(0.001)

4 Refer Note No. 15, 'common stock' with respect to fresh issue of equity shares.

20. Related party disclosures

(a) Name of related party and relationship

(i) Key Management Personnel (‘KMP’)

(a) Mr. T V Mohan (formerly Known as V Venkatesan) - Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Director

(c) Mr. Venkatesan Vijaya Bhaskar - CFO, Director, Treasurer and Director of technologies

(ii) Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

Transactions with related parties

Transactions during the year ending June 30

Particulars	KMP and Relative of KMP		Entity in which KMP has control
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Transactions
Advances given for business purposes	104,550	45,051	-	-
Settlement of advances given for business purposes	53,993	7,902	-	-
Unsecured loans received	-	65,289	-	-
Repayment of unsecured loans	2,893	37,819	-	-
Professional charges Paid	-	-	-	-
Closing balances
Unsecured Loans given	-	-	-	-
Advances given for business purposes (debit balance)	121,188	95,083	-	-
Unsecured loans received (credit balance) [5]	288,789	387,924	-	-

5 Unsecured loans from related parties are repayable on demand.

21. Goodwill

Particulars
Goodwill acquired in new subsidiary [6]	679,948
Add: Cumulative Translation adjustment	7,006
Balance as at June 30, 2014	686,954

6 Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited(formerly known as KM Matrimony Private Limited). In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India. As of June 30, 2014, 55.32% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination. The purchase price of USD 509,000 is allotted as cash & cash equivalent USD 22,141, Plant & Machinery USD 63,402, other assets USD 270,921 and for liabilities as USD (527,422) based on the estimated fair value on the date of acquisition. After allocation the goodwill is recorded as USD 679,948.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. It is assigned to reporting units as of the acquisition date. As per ASC 805-20-55-6, the value of an acquired intangible asset which are not identifiable as of the acquisition date is subsumed into Goodwill. The assets and liabilities are acquired at book value as there is no significant deviation from fair value. There are no related contingent consideration arose.

Impairment of Goodwill will be tested on annual basis at the end of the year.

22. Employee Benefits

Defined Benefit Plan

The liability recognised in the balance sheets as at June 30 is as follows. The obligations are unfunded as on the dates of balance sheets.

		As at June 30
	Particulars	2014 (Unaudited))	2013 (Unaudited)
(a)	Gratuity liability recognised in the balance sheet	14,545	-

Weighted average assumptions used to determine net gratuity cost and benefit obligations:

As at June 30
	Particulars	2014 (Unaudited)	2013 (Unaudited)
(a)	Gratuity liability recognised in the balance sheet	8.50% p.a.	8.50% p.a.
(b)	Long-term rate of compensation increase	10.00% p.a.	10.00% p.a.
(c)	Rate of return on plan assets	N.A.	N.A.

23. Going Concern

 The financial statements have been prepared on the basis that the company is a going concern & thereby no adjustments are required to be made to the carrying amount of assets and liabilities.

24. Film Costs

The amount of unamortized film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortized film costs is expected to be amortized during the next four months.

25. Risks and uncertainties

Credit risk

Credit risk arises from the possibility that customers may not be able to settle their obligations as agreed. Accounts receivable balances are typically unsecured and are derived from revenues earned from customers. The Company’s management reviews ageing analysis of outstanding accounts receivables and follows up on past due balances. There is no significant concentration of credit risk.

19

26. Commitments and contingencies

Statutory Dues

Penalties, if any, on account of delay in payment of statutory dues are unascertainable.

For and on behalf of the Board of Directors

of KM Wedding Events Management, Inc

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director
Place : Chennai, Tamil Nadu, India
Date : June 30, 2014

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

Results of Operations

Three Months Period Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Financial Performance of the Company from April 1, 2014 to June 30, 2014 is discussed and analyzed here. The current period performance has been compared with the performance of the Company from April 1, 2013 to June 30, 2013. For the purpose of comparison, conversion of INR to USD is done based on average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items.

For the three months ended June 30, 2014, the Company earned $396,350 in revenues compared to $304,955 for the corresponding period in the previous year. The revenue grew by 30% against the corresponding period in the previous year.

In terms of revenue mix 68 % of the revenues were generated from Matrimonial Services (81% for the corresponding period in the previous year) and 32% from the Wedding Services (19% for the corresponding period in the previous year).

During the three months ended June 30, 2014, the Company incurred $361,055 of operating expenses compared to $364,643 for the corresponding period in the previous year, which included:

·         Matrimonial service expenses of $88,963 (compared to $100,337 for the corresponding period in the previous year) which represents 33% of matrimonial revenues (down from 40% for corresponding period in the previous year);

·         Wedding service expense of $97,520 (compared to $51,056 for the corresponding period in the previous year) which represents 78% of wedding services revenues (90% for the corresponding period in the previous year);

·         General and administrative expense of $85,784 (compared to $122,362 for the corresponding period in the previous year) which represents 22% of income. This expenses reduced by 30% for the corresponding period in the previous year. The decrease is a result of high operating leverage;

·         Personal expenses of $82,354 (compared to $82,613 for the corresponding period in the previous period) representing 21% of income (compared to 27% of income in the corresponding period in the previous year); and

·         Depreciation and Amortization expenses of $6,434 ($8,275 for the corresponding period in the previous year).

For the three months ended June 30, 2014, the Company had an operating income of $35,295 (compared to a loss of $59,688 for the corresponding period in the previous year), a net income of $20,345 (compared to loss of $68,911 for the corresponding period in the previous year) and an earnings per share of $0.0001. The increase in our operating margins and net income was due to revenue growth, High Operating Leverage and the impact of the depreciation of the Indian rupee against the U.S. dollar.

Liquidity and Capital Resources

At June 30, 2014, the Company had cash equivalents of $98,773 compared to $88,616 at March 31, 2014. At June 30, 2014, the Company had a negative working capital (which included current portion of long-term debt) of $290,172 compared to a negative working capital of $306,585 at March 31, 2014.

At June 30, 2014, account payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures was $146,971 compared to $121,324 at March 31, 2014, representing 21% increase. In addition the Company had:

·	Income tax and other statutory liabilities of $182,959 at June 30, 2014 compared to $135,485 at March 31, 2014, representing 35% increase;

·	Short-term loans and current portion in long-term debt of $375,680 compared to $357,024 at March 31, 2014, representing an increase of 5%;

·	Unsecured loans of $167,601 compared to $221,040 at March 31, 2014, representing a 24% reduction;

·	Other current liabilities of $191,118 compared to $258,399 at March 31, 2014, representing a 26% reduction from the corresponding period in the previous year and

·	Non-current liabilities of $70,972 compared to $71,953 at March 31, 2014, representing a reduction of 1%

Cashflows from Operating Activities

During the three month period ended June 30, 2014, the Company generated $7,993 from operating activities compared to $137,085 used by operating activities during the corresponding period in the previous year. Improved revenues and operating effectiveness has enabled the company to get the operations generate cash positive during the period.

Cashflows from Investing Activities

During the period from April 1, 2014 to June 30, 2014, the Company used cash of $7,807 for investing activities compared to $367,644 cash used for investing activities in the corresponding period in the previous year.

Cashflows from Financing Activities

During the period from April 1, 2014 to June 30, 2014, the Company obtained cash of $17,090 from financing activities compared to $171,513 obtained in the corresponding period in the previous year).

The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Future Liquidity Needs

At June 30, 2014, the Company had cash equivalents of $98,773 compared to $88,616 at March 31, 2014. At June 30, 2014, the Company had a negative working capital (which included current portion of long-term debt) of $290,172 compared to a negative working capital of $306,585 at March 31, 2014. On November 18, 2013, we filed a registration statement, number 333-192399, with the Securities and Exchange Commission to register an offering of 10,000,000 shares of our common stock, at $0.30 per share (the “Offering”). The registration statement was declared effective on March 11, 2014. While we believe that if all shares offered under the Offering are sold, the net proceeds should be sufficient to permit us to continue operations and meet our capital requirements for approximately twelve (12) months, there is no assurance that all shares, if any, will be sold. In addition, even if all of the shares are sold in the Offering, it is anticipated that we may need to If not all of the shares offered in the Offering are sold, we will need to obtain substantial additional funds much sooner to maintain, grow and expand our operations. Our established bank-financing arrangements will not be adequate. Therefore, it is likely that we would need to seek additional financing through subsequent future private sales of its debt or equity securities to fund its growth plans. These factors raise substantial doubt regarding our ability to continue as a going concern.

There can be no assurance, however, that such efforts can generate availability of additional funds when needed, or on terms acceptable to us if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our expansion plans, which will adversely affect our revenue and profitability.

Brief Disclosure of Long Term Contractual Obligations

As at June 30, 2014, the Company has Long Term Debts in the form of Secured Loans against the respective assets/by way of assignment of the trade receivables of the Company and Capital Lease obligations secured against respective assets. The Total Long Term Debts as at June 30, 2014 is $19,299 and repayable in a period of five years or under:

Less Than One Year $NIL

One to Three Years $15,789

More than Three Years $3,510

Recent Accounting Pronouncements

As of June 30, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2014, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

  * Filed herewith.

(1) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KM WEDDING EVENTS MANAGEMENT, INC.

Date: August 6, 2014	By: /s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer

