Form 10-Q
period 2014-09-30
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2014-11-14
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Yes ☐ No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of November 1, 2014 was 42,071,160 shares of common stock outstanding.

2

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2014

KM WEDDING EVENTS MANAGEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4

PART I - FINANCIAL INFORMATION

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Quarterly Report on Form 10-Q for the year ended September 30, 2014 filed with the Securities and Exchange Commission.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

·	“We,” “us” and “our” refer to KM Wedding Events Management, Inc. and, except where the context requires otherwise, KM India.
·	“KM” refers to KM Wedding Events Management, Inc., a Delaware corporation.
·	“KM India” refers to KM Wedding Events Management Private Limited, India, which is majority owned by KM.
·	“Indian Rupee,” “Rs”, and “Rupee” refer to Indian Rupee, the legal currency of India.
·	“U.S. dollar,” “USD,” “$” and “US$” refer to the legal currency of the U.S.

ITEM 1.	FINANCIAL STATEMENTS

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Balance Sheet as of September 30, 2014
(in US Dollars $ unless otherwise stated)
		As of September 30,	As of March 31,
	Notes	2014	2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3	74,694	88,616
Accounts receivable	4	358,185	278,857
Other current assets	5	531,655	507,830
Total current assets		964,534	875,303

Non-current assets:
Long Term Investments	6	130,814	135,000
Property, plant and equipment, net	7	124,779	133,616
Intangible assets, net	8	27,171	1,173
Goodwill	21	686,954	687,139
Film costs	24	1,896	19,566
Other non-current assets	9	35,359	64,123
Total non-current assets		1,006,973	1,040,617
Total assets		1,971,507	1,915,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	10	151,910	121,324
Income tax and other statutory liabilities	11	190,484	135,485
Short-term loans & current portion of long term debt	12	338,092	357,024
Unsecured loans from related parties, net of advances		72,876	221,040
Other current liabilities	13	244,859	258,399
Total current liabilities		998,221	1,093,272

Non-current liabilities:
Long-term debt	12	19,960	20,865
Deferred tax liabilities		31,274	32,275
Other non-current liabilities	14	19,182	18,813
Total non-current liabilities		70,416	71,953

Equity:
Common stock par value $ 0.001
(shares outstanding: 42,071,160 and 41,646,160
as of September 30, 2014 and March 31, 2014,
respectively)	15	42,071	41,646
Additional paid-in-Capital		1,158,237	1,031,162
Accumulated deficit		(295,550)	(268,403)
Equity Attributable to equity holders of the Company		904,758	804,405
Non-Controlling Interest		(1,888)	(53,710)
Total equity		902,870	750,695

Total liabilities and equity		1,971,507	1,915,920

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc.

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director

Place : Chennai, Tamil Nadu, India
Date : November 7, 2014

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the Six Months Ended	For the Six Months Ended
	Notes	30-Sep-14	30-Sep-13
		(unaudited)	(unaudited)
Revenues
Matrimonial service income	16	602,890	487,083
Wedding catering service income		212,278	119,869
Total		815,168	606,952
Costs and expenses
Matrimonial service expenses	17	182,166	204,046
Wedding catering service expenses		172,153	100,583
Personnel costs		165,214	152,706
General and administrative expenses	18	237,763	198,804
Depreciation and amortization		13,627	16,114
Total		770,923	672,253
Operating Income / (loss)		44,245	(65,301)
Other income / (expenses)
Loss on sale of Property Plant & Equipment		-	-
Unrealized foreign exchange gain / (loss)		7,150	-
Miscellaneous income		275	-
Interest Income		7,953	5,816
Finance charges		(32,558)	(18,808)
Total other income / (expenses), net		(17,180)	(12,992)
Income / (loss) before income tax expense		27,065	(78,293)
Income taxes
Current tax		-	-
Deferred tax (expense) / benefit		-	-
Prior Period Taxes		-	(1,898)
Net income / (loss)		27,065	(80,191)
Attributable to:
Equity holders of the Company		(25,832)	(40,072)
Non-controlling interest		52,897	(40,119)
Net income / (loss)		27,065	(80,191)
Earnings / (loss) per share - basic and diluted	19	(0.0006)	(0.0010)

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc.

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director

Place : Chennai, Tamil Nadu, India
Date : November 7, 2014

KM Wedding Events Management, Inc.

Interim Condensed Consolidated Statement of Changes in Equity

(in US Dollars $ unless otherwise stated)

	Number of shares	Common stock	Additional Paid-in-capital	Accumulated deficit	Equity Attributable to equity holders of the company	Non - controlling interest	Total Equity
As at March 31, 2013	39,246,160	39,246	553,562	(268,635)	324,173	(602,566)	(278,393)
Fresh issue of equity shares#	2,400,000	2,400	477,600	Nil	480,000	Nil	480,000
Adjustment in Non- controlling Interest	Nil	Nil	Nil	Nil	Nil	943,626	943,626
Net income / (loss) for the period	Nil	Nil	Nil	(57,860)	(57,860)	(490,922)	(548,782)
As at September 30, 2013	41,646,160	41,646	1,031,162	(326,495)	746,313	(149,862)	596,451
# 2,400,000 no of equity shares of par value USD 0.001 are issued at USD 0.20 per share. Also refer note 15 "Common stock"
As at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
Fresh issue of equity shares*	425,000	425	127,075	(Nil)	127,500	Nil	127,500
Net income / (loss) for the period	Nil	Nil	Nil	(27,147)	(27,147)	51,822	24,675
As at September 30, 2014	42,071,160	42,071	1,158,237	(295,550)	904,758	(1,888)	902,870
*425,000 no of equity shares of par value USD 0.001 are issued at USD 0.30 per share. Also refer note 15 "Common stock"

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors of KM Wedding Events Management, Inc.

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN

Director Managing Director

Place : Chennai, Tamil Nadu, India
Date : November 7, 2014

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the Six months ended
	30-Sep-14	30-Sep-13
	(Unaudited)	(Unaudited)
Net Profit	27,065	(80,191)
Other Comprehensive Loss
Foreign Currency Translation Profit/(Loss)	(2,390)	-
Total Other Comprehensive Loss	(2,390)	-
Attributable to:
Equity holders of the Company	(1,315)	-
Non-controlling interest	(1,075)	-
Comprehensive Income/(loss)	24,675	(80,191)

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors of KM Wedding Events Management, Inc.

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN

Director Managing Director

Place : Chennai, Tamil Nadu, India

Date : November 7, 2014

KM Wedding Events Management, Inc.

Interim Condensed Consolidated Statement of Cash Flow

(in US Dollars $ unless otherwise stated)

	For the Six Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	27,065	(80,191)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	13,627	16,114
Deferred tax expense / (benefit)	-	-
Unrealized foreign exchange (gain) / loss	(7,150)	-
Bad debts	20,888	35,750
Amortization of film costs	17,549	505
Changes in operating assets and liabilities
(Increase) / decrease in Long term Investments	-	(129,434)
(Increase) / decrease in accounts receivables	(79,328)	19,556
(Increase) in other current assets	(23,825)	(290,608)
(Increase) /Decrease in film costs	17,670	579
(Increase) in other non-current assets	28,764	(7,792)
Increase in accounts payable	30,586	(58,899)
Increase in income tax and other statutory liabilities	54,999	(36,253)
Increase / (decrease) in other current liabilities	(161,704)	246,840
Increase / (decrease) in other non-current liabilities	369	(4,568)
Net cash provided by (used in) operating activities	(60,490)	(288,401)
Cash flows from investing activities
Additions to property, plant and equipment	(7,704)	(33,559)
Investments in long-term investments	4,186	-
Proceeds from disposal of property, plant and equipment	-	(671)
Advance given for Investment	(60,000)	-
Acquisition of additional stake in subsidiary	-	(229,000)
Net cash issued in investing activities	(63,518)	(263,230)
Cash flows from financing activities
Proceeds from short term debts	(18,932)	(209,080)
Proceeds from issue of Equity Shares	127,500	480,000
Proceeds from / (repayment of) long term debts	(905)	(46,795)
Net cash provided by (used in) financing activities	107,663	224,125
Effect of exchange rate changes on cash	2,423	(4,032)
Net increase in cash and cash equivalents	(13,922)	(331,538)
Cash and cash equivalents, beginning of period	88,616	374,598
Cash and cash equivalents, end of period	74,694	43,060
Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	31,656	18,808
Income taxes paid	2,602	1,156
Non-cash items:
Allotment of common stock	-	-

The accompanying notes are an integral part to these interim condensed financial statements.

For and on behalf of the Board of Directors of KM Wedding Events Management, Inc.

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN

Director Managing Director

Place : Chennai, Tamil Nadu, India
Date : November 7, 2014

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in US Dollars $ (“USD”) unless otherwise stated)

1.	General

KM Wedding Events Management, Inc. (the “Company”) was incorporated on October 24, 2012 in the state of Delaware, United States of America (“USA”).

The Company is a leading service provider in the matrimonial industry and recently entered into wedding event management and allied services segments including wedding catering services through its subsidiary (KM Wedding Events Management Private Limited formerly known as "KM Matrimony Private Limited", India ) in Tamil Nadu, India. As of September 30, 2014, the Company maintains a 55.32% ownership interest in KM Wedding Events Management Private Limited, India. With the addition of wedding services, which focuses on the higher end of the value chain in the wedding industry, the Company is able to service the customers already using KM for the matrimonial service. The Company became one of the earliest entrants in the industry to provide an integrated wedding service in Tamil Nadu, India.

2.	Significant Accounting Policies
a.	Basis of Consolidation

The Company has invested USD509,000 to acquire 2,513,144 equity shares of KM Wedding Events Management Private Limited, India. Subsequent to this investment, KM Wedding Events Management Private Limited, India has become subsidiary of the Company. The agreement for such acquisition was entered in the month of February 2013 and executed in the month of April 2013.

b.	Form and Content of the Financial Statements

The Company maintains its books and records in accordance with generally accepted accounting policies in USA (“US GAAP”). The accompanying financial statements were derived from the Company’s statutory books and records. The financial statements are presented in USD ($), the national currency of USA.

Revenue and related expenses generated from our international subsidiaries are generally denominated in the currency of Indian Rupee. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period.

Subsequent events have been evaluated through November 7, 2014, the date these financial statements are available to be issued.

The closing exchange rate as of September 30, 2014 and March 31, 2014 was 61.92 and 60 Indian Rupees to one US dollar, respectively. The average exchange rate for the six months ended September 30, 2014 was 60.206.

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

d.	Comprehensive Loss

The Company's other comprehensive loss consists of unrealized gains (losses) on foreign currency translation adjustments.

3.	Cash and cash equivalents
Cash and cash equivalents as of September 30, 2014 comprises the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014

(a)	Cash on hand	59,696	80,046
(b)	Balance with banks on current accounts	14,998	8,570
Total		74,694	88,616

4.	Accounts receivable
Accounts receivable as of September 30, 2014 comprises the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014
(a)	Customers (trade)	358,185	278,857
Total		358,185	278,857

5.	Other current assets
Other current assets as of September 30, 2014 comprises the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014

(a)	Event advances	150,927	122,423
(b)	Staff advances	35,252	33,624
(c)	Advance tax (net of provision for income tax)	14,269	10,728
(d)	Loans and advances	264,151	329,000
(e)	Interest accrued on Bank deposits	16,737	10,605
(f)	Prepaid expenses	50,319	1,450
Total		531,655	507,830

6.	Long term investments
Long-term investments comprise the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014

(a)	Bank deposits [1]	130,814	135,000

Total		130,814	135,000

[1] These bank deposits are for a term of 555 days and earn interest at the rate of 9.10%. These bank deposits are held under lien against short term borrowings from bank.

7.	Property, plant and equipment, net
Property, plant and equipment as of September 30, 2014 comprises the following:
Particulars		Gross Carrying Value		Accumulated Depreciation		Net Carrying Value
		30 Sep, 2014 (Unaudited)	31 March, 2014	30 Sep, 2014 (Unaudited)	31 March, 2014	30 Sep, 2014 (Unaudited)	31 March, 2014
(a)	Vehicles	42,383	43,740	4,643	2,776	37,740	40,964
(b)	Computers & Peripherals	73,709	75,330	68,095	69,414	5,614	5,916
(c)	Furniture & Fixtures	13,641	13,675	5,759	5,238	7,882	8,437
(d)	Office Equipment	56,395	57,109	28,884	25,625	27,511	31,484
(e)	Leasehold improvements	79,840	82,395	38,524	35,580	41,316	46,815
(f)	Plant & Machinery	5,541	-	825	-	4,716	-
Total		271,509	272,249	146,730	138,633	124,779	133,616

Leased property, plant and equipment, net

The following is the analysis of property, plant and equipment under capital leases as of September 30, 2014 included within property, plant and equipment, net:

Particulars	For the Six Months Ended	For the Year Ended
	30 September, 2014 (Unaudited)	31 March, 2014
Vehicles	42,383	43,740
Less: accumulated depreciation	(4,643)	(2,776)
Net book value of leased assets	37,740	40,964
14

Operating leases
The total amount of operating lease expenses is as follows:
Particulars	For the Six Months Ended	For the Six Months Ended
	30 September, 2014 (Unaudited)	30 September, 2013 (Unaudited)
Lease Expenses	18,103	14,581

8.	Intangible assets, net
Intangible assets as of September 30, 2014 comprises the following:
Particulars	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	30 Sep, 2014 (Unaudited)	31 March, 2014	30 Sep, 2014 (Unaudited)	31 March, 2014	30 Sep, 2014 (Unaudited)	31 March, 2014
(a) Software	53,996	27,974	26,825	26,801	27,171	1,173
Total	53,996	27,974	26,825	26,801	27,171	1,173

9.	Other non-current assets
Other non-current assets as of September 30,2014 comprises the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014
(a)	Rental advance	28,545	29,458
(b)	Deposits	6,814	6,915
(c)	Software under application development stage	-	27,750
Total		35,359	64,123

10.	Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30,2014 comprise the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014
(a)	Accounts payable	48,613	42,145
(b)	Salary payable	37,050	27,624
(c)	Current portion of provision for gratuity	1,155	1,135
(d)	General and administrative expenses payable	65,092	50,420
Total		151,910	121,324

11.	Income tax and other statutory liabilities
Income tax and other statutory liabilities as of September 30,2014 comprises the following:
Particulars		For the Six Months ended	For the Year ended
		30 September, 2014 (Unaudited)	31 March, 2014
(a)	Service tax	109,231	75,903
(b)	Provident fund	35,541	24,242
(c)	Employees state insurance	4,940	3,771
(d)	Professional tax	3,687	3,805
(e)	Tax deducted at source	37,085	27,764
Total		190,484	135,485

12.	Short term borrowings and long term debt
Short term loans and borrowings as of September 30,2014 comprises the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014

(a)	Bank overdraft[2]	168,291	218,816
(b)	Loan against Bank deposit	128,385	129,210
(c)	Secured loans[3]	34,229	-
(d)	Current portion of long-term debt	7,187	8,998
Total		338,092	357,024

2 The bank overdraft facility is secured by way of hypothecation of trade receivables, current assets and fixed assets of the Company except vehicles financed by other banks / financial institutions.

3 The secured loan is secured by way of hypothecation / first charge on the cumulative inventory book debt and all current assets of the Company. The interest rate is 12.85 % and repayable in six months with moratorium period of two months.

Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014
(a)	Secured loans[4]	1,408	3,233
(c)	Capital lease obligations	25,739	26,630
		27,147	29,863
(d)	Current portion of long-term debt	(7,187)	(8,998)
Total		19,960	20,865

4 The interest rates of the long-term loans range from 11.50 % to 12.50%. These loans are repayable in monthly installments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as of September 30, 2014 is as follows:

Particulars	As of September 30, 2014 (Unaudited)
2015	4,165
2016	6,044
2017	6,885
2018	5,514
2019	4,539
Total long term debt	27,147

13.	Other current liabilities
Other current liabilities as of September 30, 2014 comprises the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014

(a)	Unearned revenues (i.e. billings in excess of revenue)	162,495	258,399
(b)	Advances received	82,364	-
Total		244,859	258,399

14.	Other non-current liabilities
Other non-current liabilities as of September 30, 2014 comprises the following:
Particulars		For the Six Months Ended	For the Year Ended
		30 September, 2014 (Unaudited)	31 March, 2014
(a)	Trade Deposits	5,893	6,082
(b)	Provision for gratuity	13,289	12,731
Total		19,182	18,813
17

15.	Common stock

The Company has only one class of equity shares, having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized Equity share capital (number of shares) of the Company is 300,000,000 shares as of September 30, 2014 and March 31, 201 4. The issued, subscribed and paid-up Equity share capital (number of shares) of the Company is 42,071,160 shares as of September 30, 2014 and 41,646,160 shares as of March 31, 2014.

The shares issued are as follows:

(i)	4,596,160 number of shares are issued at a price of $ 0.05 per share
(ii)	4,050,000 number of shares are issued at a price of $ 0.20 per share
(iii)	33,000,000 number of shares at par value of $ 0.001 per share are issued for consideration other than cash.
(iv)	425,000 number of shares are issued at a price of $ 0.30 per share

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

Preferred Stock

The authorized Preference share capital (number of shares) of the Company is 10,000,000 shares having a par value of $ 0.001 per share as of September 30, 2014. The issued, subscribed and paid-up Preference share capital is Nil as of September 30, 2014.

16.	Matrimonial service income
Particulars		For the Six Months Ended 30 September
		2014	2013

(a)	Profile Registration and Event Incomes	387,908	354,577
(b)	Sponsorship Income and advertisement Income	76,170	59,923
(c)	Sale of space or time slot - Television series	45,344	40,412
(d)	Sale of television rights	91,369	-
(e)	Sale of products (magazines)	2,099	4,171
Total		602,890	459,083

17.	Matrimonial service expenses
Particulars		For the Six Months Ended 30 September
		2014	2013
(a)	Event expenses	71,161	69,856
(b)	Production and telecast expenses - Television series	55,297	80,347
(c)	Publication expenses	28,699	42,065
(d)	Franchisee commission	9,460	11,273
(e)	Amortization of film cost	17,549	505
Total		182,166	204,046

18.	General and administrative expenses
Particulars		For the Six Months Ended 30 September
		2014	2013
(a)	Lease expenses	18,697	14,581
(b)	Repairs & Maintenance	14,507	12,338
(c)	Insurance	728	757
(d)	Electricity charges	5,784	5,151
(e)	Audit fees	4,568	4,394
(f)	Filing Charges	23,828	-
(g)	Bank charges	5,841	4,692
(h)	Bad debts	20,888	35,750
(j)	Travelling and conveyance	18,515	7,608
(k)	Professional charges	25,938	18,232
(l)	Printing & Stationery	2,331	3,860
(m)	Telephone, Courier & Postage	12,597	12,867
(n)	Security charges	2,192	1,266
(o)	Business promotion expenses	21,750	6,462
(p)	Marketing expenses	52,000	-
(q)	Others	7,599	2,774
Total		237,763	130,732

19.	Earnings / (loss) per share (EPS)
Particulars		For the Six Months Ended 30 September
		2014	2013
(a)	Net income / (loss)	(25,832)	(40,072)
(b)	Weighted average number of equity shares outstanding [5]	41,721,845	40,898,619
Earnings / (loss) per share - basic and diluted		(0.0006)	(0.001)

5 Refer Note No. 15, 'common stock' with respect to fresh issue of equity shares.

20.	Related party disclosures

(a) Names of related party and relationship

(i) Key Management Personnel (“KMP”)

(a) Mr. T V Mohan (formerly Known as V Venkatesan) - Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of Technologies

(ii) Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

(b) Transactions with related parties

Transactions during the year ending September 30, 2014:

Particulars	KMP and Relative of KMP		Entity in which KMP has control
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Transactions
Advances given for business purposes	198,555	115,538	-	-
Settlement of advances given for business purposes	60,040	62,629	-	-
Unsecured loans received	-	62,097	-	-
Unsecured loans given (Net of receipt)	-	-	-	193,000
Repayment of unsecured loans	2,794	35,970	-	-
Closing balances
Unsecured Loans given	-	-	-	193,000
Advances given for business purposes (debit balance)	207,238	108,010	-	-
Unsecured loans received (credit balance) [6]	280,114	368,956	-	-

6 Unsecured loans from related parties are repayable on demand.

21.	Goodwill
Particulars
Goodwill[7]	679,948
Add: Cumulative Translation adjustment	7,006
Balance as of September 30, 2014	686,954

7Goodwill arises in the process of acquiring KM Matrimony Private Limited. In April 2013, the Company acquired a 55.32% interest of KM WEDDING EVENTS PRIVATE LIMITED, India (formerly known as "KM Matrimony Private Limited", India ). As of September 30, 2014, 55.32% of the shares of KM Wedding Events Management Private Limited is held by the Company. This acquisition has been accounted as a business combination. The purchase price of USD 509,000 is allotted as cash & cash equivalent USD 22,141, Plant & Machinery USD 63,402, other assets USD 270,921 and for liabilities as USD (527,422) based on the estimated fair value on the date of acquisition. After allocation, the goodwill is recorded as USD 679,948.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. It is assigned to reporting units as of the acquisition date. As per ASC 805-20-55-6, the value acquired intangible assets which are not identifiable as of the acquisition date are applied to Goodwill. The assets and liabilities are acquired at book value as there is no significant deviation from fair value. There are no related contingent considerations.

Impairment of Goodwill will be tested on annual basis at the end of the year.

22.	Employee benefits

Defined Benefit Plan

The liability recognized in the balance sheets as of September 31 is as follows. The obligations are unfunded as on the dates of balance sheets.

As at September 30
	Particulars	2014 (unaudited)	2013 (Unaudited)
(a)	Gratuity liability recognized in the balance sheet	7,257	10,311
Weighted average assumptions used to determine net gratuity cost and benefit obligations:
For the Six Months Ended September 30,
	Particulars	2014 (Unaudited)	2013 (Unaudited)
(a)	Discount rate	8.50% p.a.	8.50% p.a.
(b)	Long-term rate of compensation increase	10.00% p.a.	10.00% p.a.
(c)	Rate of return on plan assets	N.A.	N.A.

23.	Going concern

The financial statements have been prepared on the basis that the Company is a going concern and, therefore, no adjustments are required to be made to the carrying amount of assets and liabilities.

24.	Film costs

The amount of unamortized film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortized film costs is expected to be amortized during the next three months.

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

26.	Commitments and contingencies

Statutory Dues

Penalties, if any, on account of delay in payment of service tax and other statutory dues are unascertainable.

27.	Previous period figures

Figures of previous periods have been regrouped / rearranged, wherever required to confirm to the current period presentation.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc.

Vijaya Bhaskar Venkatesan MEERA NAGARAJAN
Director Managing Director

Place : Chennai, Tamil Nadu, India
Date : November 7, 2014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KM WEDDING EVENTS MANAGEMENT, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview of Our Business

We have been involved in the wedding services industry in South India since 2004. “KM” is our brand, which is a short form for ‘KalyanaMalai’ meaning ‘Wedding Garland’ in the South Indian language. Our services include Matrimonial (Matchmaking) Services (“Matrimonial Services”) and Wedding Services.

Matrimonial Services include matchmaking and partner identification, through multiple delivery channels via print and visual media, website, physical centers and events. Our Matrimonial Services covers 15 different services, including food and beverages, guest services, decorations, event planning and event management. In order to increase the Wedding Services business, we intend to lease and/or own wedding halls (physical infrastructures where weddings are conducted, similar to banquet halls of hotels) and provide Wedding Services for the weddings conducted in these halls.

In India, we currently focus on the geographic locations of Tamil Nadu and Andhra Pradesh (two of the Southern States in India). We believe that we are well-positioned to utilize the potential of the Wedding Services market because of our early presence in this market as of 2004 and respected brand name. Our target customers include the Indian high-income population, higher middle-income population, and other affluent individuals both in the U.S. and India. This segment, being upwardly mobile and comfort and service focused, is the right target group for our business strategy.

We, through our subsidiary KM India, have been servicing  the Indian Diaspora in the U.S.  via our website since 2004 which was followed up by Community Meets (events focused on bringing together individuals who are seeking a life partner and who share similar backgrounds (e.g., profession, socio-economic background, religion, etc.) conducted during the fiscal year 2011 in five cities (New York City, South Windsor (Connecticut), Boston, Houston and San Antonio) which was attended by approximately 1,200 prospective matrimonial customers. In October 2013, we also filmed for SUN TV across six different US cities (New York, South Windsor Connecticut), New Brunswick, San Jose, Dallas and Houston), which was attended by over 5,400 South Indian community members. Our TV show is a 30 minute matrimonial-related program produced by us which telecasts once a week by SUN TV. The TV program introduces profiles of individuals seeking to be matched and also incorporates an entertainment based “debate show” which covers various “topics of social impact” which are discussed and debated upon by professionals and experts.

Based on the experience gained from the above activities, we believe that there is a demand and need in the Indian Diaspora in the U.S. for our Matrimonial and Wedding Services. We believe a customized and focused approach is required to market to this segment. The current plan for exploring this business opportunity includes setting up offices in the U.S. (fiscal 2014) , providing Wedding Services for weddings to be conducted in India by Indians in the U.S. (fiscal 2014), launching a customized website for Matrimonial Services in the U.S. market (fiscal 2015) and providing Wedding Services to conduct weddings locally in the U.S. (fiscal 2016-17).

Results of Operations

Our financial performance for the three and six months ended September 30, 2014, compared to the three and six months ended, September 30, 2013 are discussed and analyzed below. For the purpose of comparison, conversion of INR to USD is calculated based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items.

Comparison of Three Months Ended September 30, 2014 and Six Months Ended September 30, 2013

For the three months ended September 30, 2014, the Company earned $418,818 compared to $301,997 for the corresponding period in the previous year in revenues. The revenue grew by 38% against the corresponding period in the previous year.

In terms of revenue mix, 79% of the revenues were generated from Matrimonial Services (79% for the corresponding three month period in the previous year) and 21% from the Wedding Services (21% for the corresponding three month period in the previous year).

During the three month period ended September 30, 2014, the Company incurred $409,868 of operating expenses compared to $307,610 for the corresponding three month period in the previous year, which included:

·	Matrimonial Services expenses of $93,203 compared to $103,709 for the corresponding three month period in the previous year, which represents 28.15% of matrimonial revenues. The decrease of 43.47% is a result of operational efficiency, focus on high margin schemes and cost management.
·	Wedding Services expenses of $74,633 ( $49,527 for the corresponding three month period in the previous year) which represents 85% of wedding services revenues (78% for the corresponding three month period in the previous year).;
·	General and Administrative expenses of $151,979 ($76,442 for the corresponding three month period in the previous year) which represents 36.29% of income. The increase in expenses is primarily owing to investment in the U.S. markets.
·	Personal expenses of $82,860 ($70,093 for the corresponding three month period in the previous year) representing 19.78% of income which was at 23.21% of income in the corresponding three month period in the previous year; and
·	Depreciation and Amortization expenses of $7,193 ($7,839 for the corresponding three month period in the previous year).

For the period from April 1, 2014 to September 30, 2014, the Company had operating income of $44,245 compared to a loss of $65,301 for the corresponding period in the previous year. In addition, for the three month period ended September 30, 2014, the Company had a net income of $8,950 compared to a loss of $5,613 for the corresponding three month period in the previous year. Increases in our operating income and net profit were due to revenue growth, improved operational efficiency and the impact of the depreciation of the Indian rupee against the U.S. dollar.

Comparison of Six Months Ended September 30, 2014 and Six Months Ended September 30, 2013

For the six months ended September 30, 2014, the Company earned $815,168 in revenues, compared to $606,952 for the corresponding six month period in the previous year. The revenue grew by 34.31% against the corresponding six month period in the previous year.

In terms of revenue mix, 74% of the revenues were generated from Matrimonial Services (80% for the corresponding six month period in the previous year) and 26% from Wedding Services (20% for the corresponding six month period in the previous year).

During the six month period ended September 30, 2014, the Company incurred $770,923 of operating expenses compared to $672,253 for the corresponding six month period in the previous year, which included:

·	Matrimonial Services expenses of $182,166 compared to $204,046 for the corresponding six month period in the previous year, which represents 30% of matrimonial revenues. The decrease from 42% for corresponding six month period in the previous year is a result of operational efficiency and focus on high margin schemes;

·	Wedding Services expenses of $172,153 ($100,583 for the corresponding six month period in the previous year) which represents 81% of wedding services revenues (84% for the corresponding six month period in the previous year);

·	General and Administrative expenses of $237,763 ($198,804 for the corresponding six month period in the previous year) which represents 29% of income. These expenses have reduced from 33% of the income for the corresponding six month period in the previous year. The decrease in % is on account of Increased Revenue.

·	Personal expenses of $165,214 ($152,706 for the corresponding six month period in the previous year) representing 20% of income which was at 25% of income in the corresponding six month period in the previous year; and

·	Depreciation and Amortization expenses of $13,627 ($16,114 for the corresponding six month period in the previous year).

For the six month period ended September 30, 2014, the Company had operating income of $44,245 compared to a loss of $65,301 for the corresponding six month period in the previous year. In addition, for the six month period ended September 30, 2014, the Company had a net income of $27,065 compared to a loss of $80,191 for the corresponding six month period in the previous year). The increase in our operating income and net profit was due to revenue growth, High Operating Leverage and the impact of the depreciation of the Indian rupee against the U.S. dollar.

Liquidity and Capital Resources

Overview

At September 30, 2014, the Company had cash equivalents of $74,694 and accumulated deficit of $295,550. At September 30, 2014, the Company had a negative working capital (including current portion of long-term debt) of $33,687 compared to negative working capital of $217,969 at March 30, 2014, resulting from:

·	Accounts Payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $151,910 at September 30, 2014 compared to $121,324 at March 31, 2014, representing a 25% increase;

·	Income tax and other statutory liabilities of $190,484 at September 30, 2014 compared to $135,485 at March 31, 2014, representing a 41% increase;

·	Short-term loans and current portion in long-term debt of $338,092 at September 30, 2014 compared to $357,024 at March 31, 2014, representing a decrease of 5%;

·	Unsecured loans of $72,876 at September 30, 2014 compared to $221,040 at March 31, 2014, representing a 67% reduction;

·	Other current liabilities of $244,859 at September 30, 2014 compared to $258,399 at March 31, 2014, representing a 5% reduction; and

·	Non-current liabilities of $70,416 at September 30, 2014 compared to $71,953 at March 31, 2014, representing a reduction of 2%.

Cash flows from Operating Activities

During the six month period ended September 30, 2014, the Company used $60,490 for operating activities compared to $288,401 used for operating activities during the corresponding period in the previous year. Improved accounts receivable has resulted in negative operating cash despite improved revenue and operating efficiency.

Cash flows from Investing Activities

During the six month period ended September 30, 2014, the Company used cash of $63,518 for investing activities compared to $263,230 cash used for the corresponding period in the previous year  .

Cash flows from Financing Activities

During the six month period ended September 30, 2014, the Company obtained cash of $107,663 from financing activities compared to $224,125   for the corresponding period in the previous year  .

Future Capital Needs

The Company has evaluated its expected cash requirements over the next twelve months which include, but are not limited to, support of current operations, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements, and has determined that our existing cash resources are not sufficient to meet our anticipated needs during this period. Our established bank-financing arrangements will not be adequate to provide sufficient funds.Therefore, we will require additional capital from financing through the issuance of equity or debt, or through obtaining a credit facility, to execute our plan of operations. In efforts to raise capital on November 18, 2013, we filed a registration statement number 333-192399, with the SEC to register an offering of 10,000,000 shares of our common stock, at $0.30 per share (the “Offering”). The registration statement was declared effective on March 11, 2014.

The financial statements reflected in this Form 10-Q do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. As discussed below, the successful implementation of our business plan is dependent upon receiving sufficient funding from management, the issuance of equity or debt, or through obtaining a credit facility. Substantial expenditures will be required to enable us to expand and scale up our operations and quality of services. There can be no assurance, however, that such efforts will generate availability of additional funds when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our expansion plans, which will adversely affect our revenue, profitability and our financial condition.

Brief Disclosure of Long Term Contractual Obligations

As of September 30, 2014, the Company has long term debts in the form of secured loans against the respective assets/by way of assignment of the trade receivables of the Company and capital lease obligations secured against respective assets. The total long term debt as of September 30, 2014 is $27,147 and repayable in a period of five years or under:

Less Than One Year	$7,187
One to Three Years	$16,556
More than Three Years	$3,404

Recent Accounting Pronouncements

As of September 30, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2014, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A.	RISK FACTORS

 Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2014, the Company sold 200,000 shares of our Common Stock to a foreign investor for an aggregate purchase price of $60,000. The sale of the shares of Common Stock was exempt from registration pursuant to Regulation S under the Securities Act of 1933 (the “Securities Act”).

On July 28, 2014, as consideration for consulting services provided by a consultant, the Company issued 225,000 shares of our Common Stock which had a fair market value of $67,500. The shares were issued pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer not involving a public offering, no underwriters were used and no commissions were paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

KM WEDDING EVENTS MANAGEMENT, INC.

Date: November 13, 2014	By:	/s/ Meera Nagarajan
Meera Nagarajan
Managing Director

Date: November 13, 2014	By:	/s/ Venkatesan Vijaya Bhaskar
Venkatesan Vijaya Bhaskar
Director

