Form 10-Q
period 2014-12-31
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2015-02-23
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of January 9, 2015 was 41,871,160 shares of common stock outstanding.

1

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q
For the Quarterly Period Ended December 31, 2014

2

KM WEDDING EVENTS MANAGEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I -                       FINANCIAL INFORMATION

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Quarterly Report on Form 10-K for year ended March 31, 2014 filed with the Securities and Exchange Commission.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“We,” “us” and “our” refer to KM Wedding Events Management, Inc. and, except where the context requires otherwise, KM India.
●	“KM” refers to KM Wedding Events Management, Inc., a Delaware corporation.
●	“KM India” refers to KM Wedding Events Management Private Limited, India, which is majority owned by KM.
●	“Indian Rupee”, Rs, and “Rupee” refers to Indian Rupee, the legal currency of India.
●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the U.S.

ITEM 1.                        FINANCIAL STATEMENTS

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Balance Sheet at December 31, 2014
(in US Dollars $ unless otherwise stated)
		At December 31,	At March 31,
	Notes	2014	2014
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3	84,243	88,616
Accounts receivable	4	461,056	278,857
Other current assets	5	480,902	507,830
Total current assets		1,026,201	875,303

Non-current assets:
Long Term Investments	6	-	135,000
Property, plant and equipment, net	7	118,513	133,616
Intangible assets, net	8	24,402	1,173
Goodwill	21	684,441	687,139
Film costs	24	17,254	19,566
Other non-current assets	9	35,048	64,123
Total non-current assets		879,658	1,040,617
Total assets		1,905,859	1,915,920
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	10	168,315	121,324
Income tax and other statutory liabilities	11	229,681	135,485
Short-term loans & current portion of long term debt	12	168,376	357,024
Unsecured loans from related parties, net of advances		65,527	221,040
Other current liabilities	13	232,711	258,399
Total current liabilities		864,610	1,093,272

Non-current liabilities:
Long-term debt	12	49,923	20,865
Deferred tax liabilities		393	32,275
Other non-current liabilities	14	19,336	18,813
Total non-current liabilities		69,652	71,953

Equity:
Common stock par value $ 0.001
(shares outstanding: 42,071,160 and 41,646,160
as of December 31, 2014 and March 31, 2014,
respectively)	15	42,071	41,646
Additional paid-in-Capital		1,158,237	1,031,162
Accumulated deficit		(247,584)	(268,403)
Equity Attributable to equity holders of the Company		952,724	804,405
Non-Controlling Interest		18,873	(53,710)
Total equity		971,597	750,695

Total liabilities and equity		1,905,859	1,915,920

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	Notes	31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Matrimonial service income	16	450,929	277,256	1,053,819	764,339
Wedding catering service income		177,086	98,840	389,364	218,709
Total		628,015	376,096	1,443,183	983,048

Costs and expenses
Matrimonial service expenses	17	109,496	129,369	291,662	333,415
Wedding catering service expenses		143,610	82,897	315,763	183,480
Personnel costs		98,974	92,044	264,188	244,750
General and administrative expenses	18	172,953	76,831	410,716	275,635
Depreciation and amortization		8,654	10,290	22,281	26,404
Total		533,687	391,431	1,304,610	1,063,684

Operating Income / (loss)		94,328	(15,335)	138,573	(80,636)

Other income / (expenses)
Loss on sale of Property Plant & Equipment		-	-	-	-
Unrealized foreign exchange gain / (loss)		6,466	-	13,616	-
Miscellaneous income		(275)	-	-	-
Interest Income		(151)	3,450	7,802	9,266
Finance charges		(13,385)	(10,470)	(45,943)	(29,278)
Total other income / (expenses), net		(7,345)	(7,020)	(24,525)	(20,012)

Income / (loss) before income tax expense		86,983	(22,355)	114,048	(100,648)
Income taxes
Current tax		(25,965)	-	(25,965)	-
Deferred tax (expense) / benefit		31,464	-	31,464	-
Prior Period Taxes		(19,545)	(85)	(19,545)	(1,983)

Net income / (loss)		72,937	(22,440)	100,002	(102,631)

Attributable to:
Equity holders of the Company		50,281	(44,638)	24,449	(84,710)
Non-controlling interest		22,656	22,198	75,553	(17,921)
Net income / (loss)		72,937	(22,440)	100,002	(102,631)

Earnings / (loss) per share - basic and diluted	19	0.0012	(0.0011)	0.0006	(0.0021)
The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Profit	72,937	(22,440)	100,002	(102,631)

Other Comprehensive Loss
Foreign Currency Translation Profit/(Loss)	(4,210)	-	(6,600)	-
Total Other Comprehensive Loss	(4,210)	-	(6,600)	-

Attributable to:
Equity holders of the Company	(2,455)	-	(3,630)	-
Non-controlling interest	(1,755)	-	(2,970)	-

Comprehensive Income/(loss)	68,727	(22,440)	93,402	(102,631)

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Condensed Consolidated Statement of Changes in Equity (Unaudited)
(in US Dollars $ unless otherwise stated)
	Number of shares	Common stock	Additional Paid-in-capital	Accumulated deficit	Equity Attributable to equity holders of the Company	Non - controlling interest	Total Equity
At March 31, 2013	39,246,160	39,246	553,562	(268,635)	324,173	(602,566)	(278,393)
Fresh issue of equity shares#	2,400,000	2,400	477,600	Nil	480,000	Nil	480,000
Adjustment in Non-controlling interest	Nil	Nil	Nil	Nil	Nil	943,626	943,626

Net income / (loss) for the period	Nil	Nil	Nil	(57,860)	(57,860)	(490,922)	(548,782)
At December 31, 2013	41,646,160	41,646	1,031,162	(326,495)	746,313	(149,862)	596,451
# 2,400,000 no of equity shares of par value USD 0.001 are issued at USD 0.20 per share. Also refer note 15 "Common stock"
At March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
Fresh issue of equity shares*	425,000	425	127,075	(Nil)	127,500	Nil	127,500
Net income / (loss) for the period	Nil	Nil	Nil	20,819	20,819	72,583	93,402
At December 31, 2014	42,071,160	42,071	1,158,237	(247,584)	952,724	18,873	971,597
* 425,000 no of equity shares of par value USD 0.001 are issued at USD 0.30 per share. Also refer note 15 "Common stock"
The accompanying notes are an integral part to these condensed consolidated financial statements.

KM Wedding Events Management, Inc.
Condensed Consolidated Statement of Cash Flow
(in US Dollars $ unless otherwise stated)
	For the nine months ended
	31-Dec-14	31-Dec-13
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	100,002	(102,631)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	22,281	26,404
Deferred tax expense / (benefit)	31,464	-
Unrealized foreign exchange (gain) / loss	(13,616)	-
Bad debts	47,432	37,342
Amortization of film costs	37,222	527
Changes in operating assets and liabilities
(Increase) / decrease in Long term Investments	-	-
(Increase) / decrease in accounts receivables	(216,015)	(13,704)
(Increase) in other current assets	26,928	(253,906)
(Increase) /Decrease in film costs	(34,910)	(27,859)
(Increase) in other non-current assets	29,075	(10,259)
Increase in accounts payable	46,991	(33,305)
Increase in income tax and other statutory liabilities	94,196	(16,989)
Increase / (decrease) in other current liabilities	(181,201)	233,050
Increase / (decrease) in other non-current liabilities	523	(582)
Net cash provided by (used in) operating activities	(9,628)	(161,912)
Cash flows from investing activities
Additions to property, plant and equipment	(9,689)	(39,728)
Investments in long-term investments	135,000	(130,814)
Proceeds from disposal of property, plant and equipment	-	-
Advance given for Investment	(60,000)	(1,280)
Acquisition of additional stake in subsidiary	-	(229,000)
Net cash provided by (used in) investing activities	65,311	(400,822)
Cash flows from financing activities
Proceeds from short term debts	(188,648)	(170,258)
Proceeds from issue of Equity Shares	127,500	480,000
Proceeds from / (repayment of) long term debts	29,058	(49,453)
Net cash provided by (used in) financing activities	(32,090)	260,289
Effect of exchange rate changes on cash	(27,966)	(9,297)
Net increase in cash and cash equivalents	(4,373)	(311,742)
Cash and cash equivalents, beginning of period	88,616	374,598
Cash and cash equivalents, end of period	84,243	62,856

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	45,943	18,808
Income taxes paid	16,956	1,156

Non-cash items:
Allotment of common stock	-	-

The accompanying notes are an integral part to these condensed consolidated financial statements.

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in US Dollars $ (“USD”) unless otherwise stated)

1.	General

KM Wedding Events Management, Inc.(the “Company”) was incorporated on October 24, 2012 in the state of Delaware, United States of America.

The Company is a leading service provider in the matrimonial industry and recently entered in to wedding event management and allied services segments including wedding catering services through its subsidiary (KM Wedding Events Management Private Limited formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As of December 31, 2014, the Company maintains a 58.32% ownership interest in KM Wedding Events Management Private Limited, India. With the addition of wedding services, which focuses on the higher end of the value chain in the wedding industry, the Company is able to service the customers already using KM for the matrimonial service. The Company became one of the earliest entrants in the industry to provide an integrated wedding service in Tamil Nadu, India.

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

Subsequent events have been evaluated through February 23, 2015, the date these financial statements are available to be issued.

The closing exchange rate as of December 31, 2014 and March 31, 2014 was 63.04 and 60 Indian Rupees to one US dollar, respectively. The average exchange rates for the nine months ended December 31, 2014 was 60.7596.

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

d.	Comprehensive Loss

The Company's other comprehensive loss consists of unrealized gains (losses) on foreign currency translation adjustments.

3.	Cash and cash equivalents
Cash and cash equivalents at December 31, 2014 comprises the following:
Particulars		For the nine Months ended	For the year ended
		31 December, 2014 (Unaudited)	31 March, 2014

(a)	Cash on hand	69,279	80,046
(b)	Balance with banks on current accounts	14,964	8,570
Total		84,243	88,616

4.	Accounts receivable
Accounts receivable at December 31, 2014 and March 31, 2014, respectively, comprises the following:
Particulars		For the Nine Months Ended	For the Year Ended
		31 December, 2014 (Unaudited)	31 March, 2014
(a)	Customers (trade)	461,056	278,857
Total		461,056	278,857

5.	Other current assets
Other current assets at December 31, 2014 and March 31, 2014, respectively, comprises the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014

(a)	Event advances	172,040	122,423
(b)	Staff advances	33,832	33,624
(c)	Advance tax (net of provision for income tax)	(16,343)	10,728
(d)	Loans and advances	277,044	329,000
(e)	Interest accrued on Bank deposits	-	10,605
(f)	Prepaid expenses	14,329	1,450
Total		480,902	507,830

6.	Long term investments
Long-term investments at December 31, 2014 and March 31, 2014, respectively, comprise the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014

(a)	Bank deposits [1]	-	135,000

Total		-	135,000

[1] These bank deposits are for a term of 555 days and earn interest at the rate of 9.10%. These bank deposits are held under lien against short term borrowings from bank.

7.	Property, plant and equipment, net
Property, plant and equipment at December 31, 2014 and March 31, 2014, respectively, comprises the following:
Particulars		Gross Carrying Value		Accumulated Depreciation		Net Carrying Value
		31 Dec, 2014 (Unaudited)	31 March, 2014	31 Dec, 2014 (Unaudited)	31 March, 2014	31 Dec, 2014 (Unaudited)	31 March, 2014
(a)	Vehicles	41,630	43,740	5,524	2,776	36,106	40,964
(b)	Computers & Peripherals	72,495	75,330	67,229	69,414	5,266	5,916
(c)	Furniture & Fixtures	13,398	13,675	5,998	5,238	7,400	8,437
(d)	Office Equipment	57,420	57,109	30,435	25,625	26,985	31,484
(e)	Leasehold improvements	78,422	82,395	39,837	35,580	38,585	46,815
(f)	Plant & Machinery	5,443	-	1,272	-	4,171	-
Total		268,808	272,249	150,295	138,633	118,513	133,616

Leased property, plant and equipment, net

The following is the analysis of property, plant and equipment under capital leases as of December 31, 2014 and March 31, 2014, respectively, included within property, plant and equipment, net:

Particulars
	31 December, 2014 (Unaudited)	31 March, 2014
Vehicles	41,630	43,740
Less: accumulated depreciation	(5,524)	(2,776)
Net book value of leased assets	36,106	40,964

Operating leases
The total amount of operating lease expenses at December 31, 2014 and March 31, 2014, respectively, are as follows:
Particulars
	31 December, 2014 (Unaudited)	31 December, 2013 (Unaudited)
Lease Expenses	28,157	22,766

8.	Intangible assets, net
Intangible assets at December 31, 2014 and March 31, 2014, respectively, comprises the following:
Particulars	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	31 Dec, 2014 (Unaudited)	31 March, 2014	31 Dec, 2014 (Unaudited)	31 March, 2014	31 Dec, 2014 (Unaudited)	31 March, 2014
(a) Software	53,037	27,974	28,635	26,801	24,402	1,173
Total	53,037	27,974	28,635	26,801	24,402	1,173

9.	Other non-current assets
Other non-current assets at December 31, 2014 and March 31, 2014, respectively, comprises of the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014
(a)	Rental advance	28,355	29,458
(b)	Deposits	6,693	6,915
(c)	Software under application development stage	-	27,750
Total		35,048	64,123

10.	Accounts payable and accrued liabilities
Accounts payable and accrued liabilities at December 31, 2014 and March 31. 2014, respectively, comprise of the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014
(a)	Accounts payable	73,878	42,145
(b)	Salary payable	31,614	27,624
(c)	Current portion of provision for gratuity	1,135	1,135
(d)	General and administrative expenses payable	61,688	50,420
Total		168,315	121,324

11.	Income tax and other statutory liabilities
Income tax and other statutory liabilities at December 31, 2014 and March 31, 2014, respectively, comprises of the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014
(a)	Service tax	143,509	75,903
(b)	Provident fund	43,700	24,242
(c)	Employees state insurance	6,447	3,771
(d)	Professional tax	3,622	3,805
(e)	Tax deducted at source	32,403	27,764
Total		229,681	135,485

12.	Short term borrowings and long term debt
Short term loans and borrowings at December 31, 2014 and March 31, 2014, respectively comprises of the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014

(a)	Bank overdraft[2]	162,124	218,816
(b)	Loan against Bank deposit	-	129,210
(c)	Secured loans[3]	-	-
(d)	Current portion of long-term debt	6,252	8,998
Total		168,376	357,024

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

Particulars
		31 December, 2014 (Unaudited)	31 March, 2014
(a)	Secured loans[4]	496	3,233
(b)	Capital lease obligations	23,953	26,630
(c)	Unsecured Loan	31,726	-
		56,175	29,863
(d)	Current portion of long-term debt	(6,252)	(8,998)
Total		49,923	20,865

4 The interest rates of the long-term loans range from 11.50 % to 12.50%. These loans are repayable in monthly installments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding at December 31, 2014 is as follows:

Particulars	At December 31, 2014 (Unaudited)
2015	33,601
2016	5,937
2017	6,763
2018	5,416
2019	4,458
Total long term debt	56,175

13.	Other current liabilities
Other current liabilities at December 31, 2014 and March 31, 2014, respectively, comprises of the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014

(a)	Unearned revenues (i.e. billings in excess of revenue)	155,617	258,399
(b)	Advances received	77,094	-
Total		232,711	258,399

14.	Other non-current liabilities
Other non-current liabilities at December 31, 2014 and March 31, 2014, respectively, comprises of the following:
Particulars
		31 December, 2014 (Unaudited)	31 March, 2014
(a)	Trade Deposits	5,788	6,082
(b)	Provision for gratuity	13,548	12,731
Total		19,336	18,813

15.	Common stock

The Company has only one class of equity shares, having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized Equity share capital (number of shares) of the Company is 300,000,000 shares as of December 31, 2014 and March 31, 201 4. The issued, subscribed and paid-up Equity share capital (number of shares) of the Company is 42,071,160 shares as of December 31, 2014 and 41,646,160 shares as of March 31, 2014.

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

Preferred Stock

The authorized Preference share capital (number of shares) of the Company is 10,000,000 shares having a par value of $ 0.001 per share as of December 31, 2014. The issued, subscribed and paid-up Preference share capital is Nil as of December 31, 2014.

16.	Matrimonial service income

Particulars		For the three months ended		For the nine months ended
		31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(a)	Profile Registration and Event Incomes	148,343	200,962	536,251	555,539
(b)	Sponsorship Income and advertisement Income	85,525	43,711	161,695	103,634
(c)	Sale of space or time slot - Television series	22,053	20,828	67,397	61,240
(d)	Franchisee License	90,000	-	90,000	-
(e)	Sale of television rights	105,008	9,391	196,384	37,391
(f)	Sale of products (magazines)	-	2,364	2,092	6,535
	Total	450,929	277,256	1,053,819	764,339

17.	Matrimonial service expenses

Particulars		For the three months ended		For the nine months ended
		31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
		(Unaudited)		(Unaudited)

(a)	Event expenses	43,191	24,910	114,352	94,766
(b)	Production and telecast expenses - Television series	25,392	74,746	80,689	155,093
(c)	Publication expenses	16,149	24,044	44,848	66,109
(d)	Franchisee commission	5,091	5,647	14,551	16,920
(e)	Amortization of film cost	19,673	22	37,222	527
	Total	109,496	129,369	291,662	333,415

18.	General and administrative expenses

Particulars		For the three months ended		For the nine months ended
		31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(a)	Lease expenses	9,460	8,185	28,157	22,766
(b)	Repairs & Maintenance	8,856	20,318	23,363	62,656
(c)	Insurance	(7)	62	721	819
(d)	Electricity charges	2,357	2,493	8,141	7,644
(e)	Audit fees	2,221	2,491	6,789	6,885
(f)	Filing Charges	3,978	6,870	27,806	6,870
(g)	Bank charges	1,064	3,137	6,905	7,829
(h)	Bad debts	26,544	1,592	47,432	37,342
(j)	Travelling and conveyance	12,524	5,950	31,039	14,017
(k)	Professional charges	21,302	4,465	47,240	57,697
(l)	Printing & Stationery	1,136	3,358	3,467	7,218
(m)	Telephone, Courier & Postage	7,289	7,843	19,886	20,935
(n)	Security charges	1,067	717	3,259	1,983
(o)	Business promotion expenses	5,752	6,232	27,502	12,694
(p)	Rates and taxes	1,812	-	1,812	-
(q)	Marketing expenses	64,698	-	116,698	-
(r)	Others	2,900	3,118	10,499	8,280
	Total	172,953	76,831	410,716	275,635

19.	Earnings / (loss) per share (EPS)

Particulars		For the three months ended		For the nine months ended
		31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

(a)	Net income / (loss) Attributable to Equity holders	50,281	(44,638)	24,449	(84,710)
(b)	Weighted average number of equity shares outstanding shares	41,721,845	41,218,524	41,721,845	41,218,524
Earnings / (loss) per share - basic and diluted		0.0012	(0.0011)	0.0006	(0.0021)

20.	Related party disclosures

(a) Names of related party and relationship

(i) Key Management Personnel (“KMP”)

(a) Mr. T V Mohan (formerly Known as V Venkatesan) - Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of Technologies

(ii) Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

(b) Transactions with related parties

Transactions during the year ending December 31, 2014:

Particulars	KMP and Relative of KMP		Entity in which KMP has control
	2014 (unaudited)	2013 (unaudited)	2014 (unaudited)	2013 (unaudited)
Transactions
Advances given for business purposes	205,289	151,251	-	-
Settlement of advances given for business purposes	67,193	80,563	-	-
Unsecured loans received	-	62,758	-	-
Unsecured loans given (Net of receipt)	-	-	-	155,000
Repayment of unsecured loans	6,758	36,353	-	-
Closing balances
Unsecured Loans given	-	-	-	155,000
Advances given for business purposes (debit balance)	205,597	126,376	-	-
Unsecured loans received (credit balance) [5]	271,124	738,715	-	-

5 Unsecured loans from related parties are repayable on demand.

21.	Goodwill
Particulars
Goodwill[6]	679,948
Add: Cumulative Translation adjustment	4,493
Balance as of December 31, 2014	684,441

6Goodwill arises in the process of acquiring KM Matrimony Private Limited. In April 2013, the Company acquired 55.32% interest of KM WEDDING EVENTS PRIVATE LIMITED, India (formerly known as "KM Matrimony Private Limited", India). As of December 31, 2014, 58.32% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.

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

Impairment of Goodwill will be tested on annual basis at the end of the year.

22.	Employee benefits

Defined Benefit Plan

The liability recognized in the balance sheets as of December 31 is as follows. The obligations are unfunded as on the dates of balance sheets.

As at December 31
	Particulars	2014 (unaudited)	2013 (Unaudited)
(a)	Gratuity liability recognized in the balance sheet	14,683	10,922
Weighted average assumptions used to determine net gratuity cost and benefit obligations:
For the Nine Months Ended December 31,
	Particulars	2014 (Unaudited)	2013 (Unaudited)
(a)	Discount rate	8.50% p.a.	8.50% p.a.
(b)	Long-term rate of compensation increase	10.00% p.a.	10.00% p.a.
(c)	Rate of return on plan assets	N.A.	N.A.

23.	Going concern

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

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KM WEDDING EVENTS MANAGEMENT, INC. AND THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Overview of Our Business

We have been involved in the wedding services industry in South India since 2004. “KM” is our brand, which is a short form for ‘KalyanaMalai’ meaning ‘Wedding Garland’ in South Indian language. Our services include Matrimonial (Matchmaking) Services (“Matrimonial Services”) and Wedding Services.

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

Based on the experience gained from the above activities, we believe that there is a demand and need in the Indian Diaspora in the U.S. for our Matrimonial and Wedding Services. We believe a customized and focused approach is required to market to this segment. The current plan for exploring this business opportunity includes setting up offices in the U.S. (started during the fiscal 2014), providing Wedding Services for weddings to be conducted in India by Indians in the U.S. (started during fiscal 2014), launching a customized website for Matrimonial Services in the U.S. market (fiscal 2015) and providing Wedding Services for conducting weddings locally in the U.S. (fiscal 2016-17).

Results of Operations

Our financial performance for the three and nine months ended December 31, 2014 compared to the three and nine months ended December 31, 2013 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupee to US dollar is done based on average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items.

Comparison of Three Months Ended December 31, 2014 and Three Months Ended December 31, 2013

For the three months ended December 31, 2014, the Company generated revenue of $628,015 compared to $376,096 for the corresponding period in the previous year. The revenue grew by 67% compared to the corresponding period in the previous year.

In terms of revenue mix 72% of the revenues were generated from Matrimonial Services (74% for the corresponding three month period in the previous year) and 28% from the Wedding Services (26% for the corresponding three month period in the previous year).

During the three month period ended December 31, 2014, the Company incurred $533,687 of operating expenses compared to $391,431 for the corresponding three month period in the previous year, which included:

●	Matrimonial Service expenses of $109,496 compared to $129,369 for the corresponding three month period in the previous year, which represents 24% of matrimonial revenues. The decrease from 47% of the matrimonial revenues is a result of operational efficiency, focus on high margin schemes and cost management.
●	Wedding Service expense of $143,610 ($82,897 for the corresponding three month period in the previous year) which represents 81% of wedding services revenues compared to 84 % for the corresponding three month period in the previous year;
●	General and Administrative expense of $172,953 ($76,831 for the corresponding three month period in the previous year) which represents 28% of revenues compared to 20% for the corresponding three month period in the previous year. The increase in expenses is primarily owing to investment in the US markets.
●	Personnel expenses of $98,974 ($92,044 for the corresponding three month period in the previous year) representing 16% of revenues compared to 24% of revenues in the corresponding three month period in the previous year; and
●	Depreciation and Amortization expenses of $8,654 ($10,290 for the corresponding three month period in the previous year).

For the period from October 1, 2014 to December 31, 2014, the Company had operating income of $94,328 compared to a loss of $15,335 for the corresponding period in the previous year. In addition, for the three month ended December 31, 2014, the Company had a net income of $72,937 compared to a loss of $22,440 for the corresponding three month period in the previous year). The increase in our operating income and net profit was due to revenue growth and improved operational efficiency.

Comparison of Nine Months Ended December 31, 2014 and Nine Months Ended December 31, 2013

For the nine months ended December 31, 2014, the Company generated revenues of $1,443,183 compared to $983,048 for the corresponding nine month period in the previous year. The revenue grew by 68% compared to the corresponding nine month period in the previous year.

In terms of revenue mix 73% of the revenues were generated from Matrimonial Services (78% for the corresponding nine month period in the previous year) and 27% from the Wedding Services (22% for the corresponding nine month period in the previous year).

During the nine month period ended December 31, 2014, the Company incurred $1,304,610 in operating expenses compared to $1,063,684 for the corresponding nine month period in the previous year, which included:

●	Matrimonial Service expenses of $291,662 compared to $333,415 for the corresponding nine month period in the previous year, which represents 28% of matrimonial revenues. The decrease from 44% from the corresponding nine month period in the previous year is a result of operational efficiency and focus on high margin schemes;

●	Wedding Service expense of $315,763 ($183,480 for the corresponding nine month period in the previous year) which represents 81% of wedding services revenues compared to 84% for the corresponding nine month period in the previous year;

●	General and Administrative expense of $410,716 ($275,635 for the corresponding nine month period in the previous year) which represents 28% of revenues. This expense remained at the same level of 28% of the revenues for the corresponding nine month period in the previous year;

●	Personal expenses of $264,188 ($244,750 for the corresponding nine month period in the previous year) representing 18% of revenues compared to 25% of revenues in the corresponding nine month period in the previous year; and

●	Depreciation and Amortization expenses of $22,281 ($26,404 for the corresponding nine month period in the previous year).

For the nine month period ended December 31, 2014, the Company had operating income of $138,573 compared to a loss of $80,636 for the corresponding nine month period in the previous year. In addition, for the nine month period ended December 31, 2014, the Company had a net income of $100,002 compared to a loss of $102,631 for the corresponding nine month period in the previous year. The increase in our operating income and net profit was due to revenue growth, high operating leverage and the impact of the depreciation of the Indian Rupee against the U.S. dollar.

Liquidity and Capital Resources

Overview

At December 31, 2014, the Company had cash equivalents of $84,243 and accumulated deficit of $247,584. At December 31, 2014, the Company had a positive working capital (including current portion of long-term debt) of $161,591 compared to negative working capital of $217,969 at March 31, 2014, resulting from:

●	Accounts Receivable of $461,056 at December 31, 2014 compared to $278,857 at March 31, 2014, which represents a 65% increase;
●	Account Payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $168,315 at December 31, 2014 compared to $121,324 at March 31, 2014, representing 39% increase;

●	Income tax and other statutory liabilities of $229,681 at December 31, 2014 compared to $135,485 at March 31, 2014, representing 70% increase;

●	Short-term loans and current portion in long-term debt of $168,315 at December 31, 2014 compared to $357,024 at March 31, 2014, representing a decrease of 53%;

●	Unsecured loans of $65,527 at December 31, 2014 compared to $221,040 at March 31, 2014, representing a 70% reduction;

●	Other current liabilities of $232,711 at December 31, 2014 compared to $258,399 at March 31, 2014, representing a 10% reduction; and

●	Non-current liabilities of $69,652 at December 31, 2014 compared to $71,953 at March 31, 2014, representing a reduction of 3%.

Cash flows from Operating Activities

During the nine month period ended December 31, 2014, net cash used in operating activities was $9,628 compared to $161,912 during the corresponding period in the previous year. Improved accounts receivable has resulted in decrease in cash used in operating activities.

Cash flows from Investing Activities

During the nine month period ended December 31, 2014, net cash provided by investing activities was $65,311 compared to $400,822 cash used for the corresponding period in the previous year. The reduction was owing to the investment in Indian Subsidiary by the Company during the previous period under comparison.

Cash flows from Financing Activities

During the nine month period ended December 31, 2014, the Company net cash used in financing activities was $32,090 compared to $260,289 provided by financing activities for the corresponding period in the previous year. The decrease in cash used is a result of short term debts being repaid by the Company.

Future Capital Needs

The Company has evaluated its expected cash requirements over the next twelve months which include, but are not limited to, support of current operations, investments in additional sales and marketing and product development resources, capital expenditures, and working capital requirements, and has determined that our existing cash resources are not sufficient to meet our anticipated needs during this period. Our established bank-financing arrangements will not be adequate to provide sufficient funds. Therefore, we will require additional capital from financing through the issuance of equity or debt, or through obtaining a credit facility, to execute our plan of operations. In efforts to raise capital on November 18, 2013, we filed a registration statement number 333-192399, with the SEC to register an offering of 10,000,000 shares of our common stock, at $0.30 per share (the “Offering”). The registration statement was declared effective on March 11, 2014.

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

Brief Disclosure of Long Term Contractual Obligations

At December 31, 2014, the Company has long term debts in the form of secured loans against the respective assets/by way of assignment of the trade receivables of the Company and capital lease obligations secured against respective assets. The total long term debt as of December 31, 2014 is $56,175 repayable in a period of five years or under:

Less Than One Year	$33,601
One to Three Years	$18,116
More than Three Years	$4,458

Recent Accounting Pronouncements

As of December 31, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                        OTHER INFORMATION

None

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.FRE	XBRL Taxonomy Extension Presentation Linkbase*

__________________________________

  * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KM WEDDING EVENTS MANAGEMENT, INC.

Date: February 23, 2015	By:/s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer