Form 10-K
period 2015-03-31
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2015-07-13
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐   No   ☒

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

Yes ☐ No ☒

As of September 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4,329,982.

As of July 6, 2015 there were 42,096,160 shares of common stock outstanding.

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

ITEM 1.BUSINESS

Overview of Our Business

We have been involved in the wedding services industry in South India since 2004. “KM” is our brand, which is a short form for ‘KalyanaMalai’ meaning ‘Wedding Garland’ in South Indian language. Our services include Matrimonial (Matchmaking) Services (“Matrimonial Services”) and Wedding Services.

Matrimonial Services include matchmaking and partner identification, through multiple delivery channels via print and visual media, website, physical centers and events. Our Matrimonial Services covers 15 different services, including food and beverages, guest services, decorations, event planning and event management. In order to increase the Wedding Services business, we started leasing wedding halls (physical infrastructures where a wedding is conducted, similar to banquet halls of hotels). The first wedding hall has already commenced operations.

In India, we currently focus on the geographic locations of Tamil Nadu and Andhra Pradesh (two of the Southern States in India). We believe that we are well positioned to utilize the potential of the Wedding Services market because of our early presence in this market since 2004. We have conducted promotional events across the U.S.to capture the market potential. We are continuing our efforts to expand our presence in the US. Our target customers include the Indian high-income group, higher middle-income group, and other affluent individuals both in the U.S. and India. This segment, being upwardly mobile and comfort and service focused, is the right target group for our business strategy.

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

Based on the experience gained from the above activities, we believe that there is a demand and need in the Indian Diaspora in the U.S. for our Matrimonial and Wedding Services. We believe a customized and focused approach is required to market to this segment. The current plan for exploring this business opportunity includes setting up offices in the U.S. (fiscal 2015), growing Wedding Services for weddings to be conducted in India by Indians in the U.S. launching a customized website for Matrimonial Services in the U.S. market (fiscal 2015) and providing Wedding Services for conducting weddings locally in the U.S. (fiscal 2016-17).

Organizational Structure

KM Wedding Events Management, Inc. was incorporated in the State of Delaware on October 24, 2012.

On February 14, 2013, KM entered into a Stock Purchase Agreement with KM Wedding Events Management Private Ltd. (formerly known as KM Matrimony Pvt Ltd,) a company incorporated under the 1956 Companies Act of India (“KM India”), pursuant to which KM agreed to purchase ten million (10,000,000) shares of KM India’s common stock at a price of 11 Indian Rupees (approximately $0.21) per share for an aggregate purchase price of up to two million one hundred thousand dollars ($2,100,000) dollars. As of July 6, 2015, pursuant to the above agreement, KM has purchased 1,393,127 shares at 11 Rupees per share ($0.201 at the time of the sale) in KM India on April 3, 2013 for $280,000.

On February 14, 2013, KM entered into a Stock Purchase Agreement with the shareholders of KM India, comprised of Mr. VenkatesanVaidhyanathan (now known as T.V. Mohan), Mrs. MeeraNagarajan, Mr. Sridhar Kalyanasundaram, Mr. VenkatesanVijayaBhaskar and Mrs. NithyaVijayaBhaskar, pursuant to which KM shall purchase Three Million One Hundred and Fifty Thousand (3,150,000) shares of KM India’s common stock from Mr. VenkatesanVaidhyanathan, Mrs. MeeraNagarajan, Mr. Sridhar Kalyanasundaram, Mr. VenkatesanVijayaBhaskar and Mrs. NithyaVijayaBhaskar payable in two tranches as follows: (i) Tranche A: One Million One Hundred Fifty Thousand (1,150,000) shares of KM India’s common stock at a purchase price of 11 Indian Rupees ($0.21) per share (“Tranche A”); and, (ii) Tranche B: Two Million (2,000,000) shares of KM India’s common stock at a purchase price equal to the fair market value of KM India’s shares at the time of purchase (“Tranche B”). As of July 6, 2015, KM has purchased 1,120,018 shares in KM India on April 26, 2013 from Tranche A for an aggregate of $229,000 from two of the shareholders of KM India via Mr. VenkatesanVaidhyanathan (562,455 shares for $115,000) and Mrs. MeeraNagarajan (557,564 shares for $114,000). The remaining Tranche A shares and the Tranche B shares have to be sold within three (3) years from February 14, 2013.

As a result of the Stock Purchase Agreements referenced above, KM now carries on the business of KM India as its primary business and KM India is a subsidiary of KM. KM currently holds 58.33% of KM India.

Matrimonial Services (Matchmaking Services)

In 2004, KM India entered into the Matrimonial Services industry by acquiring three different firms involved in various aspects of matrimonial services, as set forth below:

•	Pyramid Creations, a production firm providing matrimonial services through a TV program named KM which commenced in 2000;
•	Kalyanamalai.net, a firm providing matrimonial services through Online Platform since 2001; and
•	Kalyanamalai, a Matrimonial Magazine (Publication) firm established in 2002.

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

As such, we have created a unique combination of technology and tradition, which we believe gives us a competitive edge in the market place. With our commitment to servicing customers’ specific needs, we have been able to provide products ranging from $60 to $1,800 for matrimonial services. Also, since its beginning, we have been able to service a large group of customers and have grown to become a major matrimonial service provider in South India, having successfully enabled more than 20,000 matches.

We believe we are a leader in the industry and we credit our various “firsts” in terms of introduction of new concepts and services, including;

•	Profile introduction on TV.
•	A magazine focusing exclusively on/dedicated to matrimony, having color photographs of the profiles.
•	Conducting Community Meets across the geographies for customer acquisition and service.
•	Introducing the concept of matrimonial services assisted by KM’s personnel who provide personalized service to the customers in their endeavor to finding a match.
•	Improved search tools and matching logic for the online platform.
•	Forward integration of Wedding Services with the matrimonial services.

One aspect that sets us apart from our competitors is the introduction of profiles of individuals seeking to be matched through a weekly TV series that has been running since 2000. The TV series is telecast on SUN TV, which is ranked No. 1 in terms of viewership and reach in the South Indian TV Market. SUN TV operates33 channels and has the highest reach, frequency and patronage of millions of viewership all over the world.

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

We believe that being telecast on the SUN TV network affords us the following advantages:

•	Immediate brand recognition among the viewers of the program with our services; and
•	Numerous options for the profiles for finding the right partner filtered through a wide base.

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

With the addition of Wedding Services, where the revenue per customer is around $12,000 to $39,500, we are able to build on the current Matrimonial Services customers where the average revenue per customer is around $170, to use our Wedding Services. We are one of the early entrants in the industry to provide an integrated Wedding Service. Keeping in line with our presence in the geographical area of Tamil Nadu, we focused on servicing the South Indian community from providing the matchmaking services to conducting the wedding event.

We have created a wide range of services as part of conducting the wedding event for South Indian weddings. The range of services typically includes:

In order to increase the Wedding Services business, we intend to lease and/or own wedding halls (physical infrastructures where the wedding is conducted, similar to banquet halls of hotels) and provide Wedding Services for the weddings conducted in these halls.We plan to roll out 10 such wedding infrastructures in India during the period 2014-2018, with the first hall already in place, we plan to roll out 3 more in fiscal 2015. We also plan to explore such wedding infrastructure opportunities in the U.S. after 2016.

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

Event Management Comfort
High
Limited
Event Managers
KM Proposition
Wedding Halls
Star Hotels
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

Strategic Alliances

We have entered into various strategic relationships, in an endeavor to create and position our KM brand.

•	Satellite Channel SUN TV: a leading Satellite Channel having a wide reach as well as high viewership among the Tamil Community[1]. Our agreement with SUN TV (the “SUN TV Agreement”) enables us to screen the Kalyanamalai TV program wherein the profiles of individuals seeking to be matched are introduced on TV. The TV program started in the year 2000 by the firm, Pyramid Creations, and has continued for over 13 years as a weekly episode. The program, which includes an entertainment component, helps promote our brand image among this audience.
•	Publication: We entered into an agreement with Vasan Print Products Private Limited (the “Printing Agreement”) to print our matrimonial magazine, Kalyanamalai. We entered into an agreement with Vasan Publications Private Limited (the “Distribution Agreement”) to distribute our Kalyanamalai magazine.

Indian Wedding Market

Indian Weddings typically are conducted over two calendar days in a traditional wedding hall, which is capable of accommodating a large number of guests, averaging around 500 - 5,000 guests for a wedding.

[1] Source: http://sunnetwork.in/tv-channel.aspx

The wedding events are evolving from being a religious one to a social one and are normally among the top spending events in one’s life.

Key business drivers for the industry are:

•	Demographic profile of the Indian population. Over 50% of India’s population is in the age group below 25 and 65% is below 35 years.[2]
•	With the economic growth and consequent improvement in the disposable income of the Indian middle and upper middle class, wedding expenses are on the rise.
•	With the changing social profile, large numbers of young women are becoming earning members of the society thereby having higher incomes and increased discretionary spending.
•	A focus on maintaining the traditional values and seemingly increasing the rigor of adherence to these values.
•	Wedding events getting evolved from being a small family event to a status symbol as well as social positioning.
•	Incorporating entertainment for improved social positioning.
•	Continuously increasing circle of friends and relatives resulting in higher attendance for the wedding (social networking).

We believe these factors provide a great opportunity for various players involved in the wedding services.

There are a wide range of wedding services which are required in the market including:

•	Pre-Wedding – Matchmaking & Matrimonial Services.
•	Wedding – Event Management Services & Wedding Shopping (beauty treatment, salon, spa).
•	Post-Wedding – Honeymoon packages and other related services.

Indian weddings at the high end of the society have always been an event of huge magnitude in terms of its grandeur. India’s burgeoning middle class, now 50 million strong and expected to grow steadily over the next decade reaching 200 million by 2020[3], are turning weddings into a showcase event of their growing disposable incomes and newfound appetites for the goodies of the global marketplace. The change is visible in the middle class who want the flavor and ambience of elite weddings. They too are spending and want the best available with improved quality and incorporating new concepts and themes. Thus, while continuing to be a religious event, weddings have various aspirational angles for improved social positioning.

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

One of the key requirements for a good wedding, specifically in the southern part of the India, is the requirement of a wedding hall. As the wedding events are generally conducted over two to three days, people generally prefer to have the events exclusively in the wedding halls. Wedding halls are generally owned and operated by an unorganized sector and mostly, even in metro cities like Chennai, the infrastructure of the wedding hall has not evolved with the changing times. We believe that even the top quality halls in most cities in India do not have basic infrastructure like requisite car parking and air conditioning. It is for this reason that banquet halls of various star hotels have been used for wedding parties. However, various religious offerings which are part of the wedding ceremony are often restricted in these banquet halls and, therefore the customers end up having the

[1] Source: http://en.wikipedia.org/wiki/Demographics_of_India
[2]Source: http://www.ey.com/GL/en/Issues/Driving-growth/Middle-class-growth-in-emerging-markets---China-and- India-tomorrow-s-middle-classes ceremony in a different place and a party in the banquet hall. This is where our business model is relevant to the traditional Indian Wedding Services Market, and our value is likely to be perceived more so in our target geographies and our focus market segments.

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

With regard to the NRI and PIO population in the U.S.:

•	As of 2003, there are 200,000 NRI millionaires in the U.S.[4];
•	As of 2003, one out of nine Indians in the U.S. is a millionaire, which represents around 10% of all millionaires in the U.S.[5];
•	As of 2011, the American NRI median income was estimated to be over $60,000 compared to the national average of $38,885, making it the wealthiest immigrant group in the U.S.[6].

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

Since 2011, our ties with the U.S. have increased substantially. Our management team visited and met with various South Indian groups and associations across the length and breadth of the U.S. and has created close relationships with these groups/associations. We have established relationships with a large number of associations from across the U.S., including the following:

•	Federation of Tamil Sangams of North America (FeTNA)
•	Tamil Sangam of Greater Washington
•	Tamil Association of Greater Delaware Valley
•	Connecticut Tamil Sangam
•	Las Vegas Tamil Sangam
•	Boston Thamil Association
•	MuthamizhSangam of Central Florida
•	Kentucky Tamil Sangam
•	Greater Atlanta Tamil Sangam (GATS)
•	New Jersey Tamil Arts and Cultural Society (NJTACS)
•	Chicago Tamil Sangam
•	Austin TamizhSangam
•	Tamil Sangam - Michigan
•	Minnesota Tamil Sangam (MNTS)
•	Richmond Tamil Sangam
•	Lexington Tamil Cultural Association
•	Alabama Tamil Sangam
•	New England Tamil Sangam
•	Tampa Tamil Association
•	The Tamil Association of Colorado
•	Arkansas Tamil Sangam
•	Harrisburg Area Tamil Sangam
•	Bharati Tamil Sangam Fremont, CA

[4]Source: http://www.ethnikpr.com/ss_market.php
[5]Source: http://www.nri-worldwide.com/index.cgi?cat=16&o=10
6Id.

In October 2013, we filmed our SUN TV television program in six locations throughout the U.S., including New York City, South Windsor, New Brunswick, San Jose, Dallas and Houston. These episodes will assist in our launch throughout the U.S.

We plan to expand our presence in the U.S. during 2015 and focus on being a market leader in providing Turn Key Wedding Management Services for conducting weddings in India. With an existing strong brand presence among our target population, we intend to invest further in local presence. With the launch of our Wedding Halls, which suits the infrastructure requirements expected by those who are used to American comforts, coupled with the brand, experience and local presence and marketing, we expect to have over 50-60% of its revenues servicing this market by 2017. Further, thematic weddings are popular among the Indian population settled in the U.S., accordingly, we will focus on providing such weddings, which we believe will provide higher revenue and also brand positioning among the community.

While we have commenced our promotions in the U.S. we plan to strengthen our position in the market by providing Wedding Services for weddings to be conducted in India by Indians in the U.S., launching a customized website for Matrimonial Services in the U.S. market (fiscal 2015), and also providing Wedding Services for conducting weddings locally in the U.S. (fiscal 2016-17).

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

Our Customers

Our services and products are sold to in India domestic markets as well as to the Indians in foreign countries such as United States of America, UK, Europe, Singapore, Dubai and other countries where Indians have settled. In 2015 and 2014, approximately 90% and 87.5%, respectively, of our sales were made domestically in approximately 10% and 12.5%, respectively, were to international customers, primarily Dubai.

Employees and Consultants

As of July 6, 2015 we have approximately 78 full-time employees, and 6 consultants who operate as independent contractors. We intend to increase the number of our employees and consultants to meet our needs as we grow.

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

Our profitability is substantially dependent on scalability of wedding services which may be negatively affected by various factors.

Our profit margin is largely a function of service fees charged to our customers.These fees are affected by a number of factors, including:

•	Our customer’s perception of our ability to add value through our services;
•	The introduction of better products or services by our competitors;
•	The pricing policies of our competitors;
•	General economic recessionary conditions;
•	The increase in input cost of materials which we may not be able to pass on to the customers; and
•	Increase in lease rental costs charged by wedding infrastructure owners.

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

At March 31, 2015, our working capital surplus was $370,459and we had $97,960 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

The successful implementation of our business plan is dependent upon us receiving sufficient funds from the sale of securities and/or additional funding from management, the issuance of equity or debt, or through obtaining a credit facility. In additional, substantial expenditures will be required to enable us to expand and scale up our operations and quality of services. We will require additional financing from issuance of equity or debt, or through obtaining a credit facility, to execute our plan of operations. Our established bank-financing arrangements will not be adequate. Although management believes that the additional required funding will be obtained through the sale of securities, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us, if at all. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Our directors and executive officers, collectively, are the beneficial record owners of approximately 54.52% of our outstanding voting securities. As a result, our management possesses significant influence over our business. For instance, our management may elect our Board of Directors, authorize significant corporate transactions or prevent a future change in control of our company.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

•	products and services offered by us and our competitors;
•	additions or departures of key personnel;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

There are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting in our Form 10-K. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

A market for our common stock may never develop. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board. However, there is no guarantee that our shares will be traded on the OTC Bulletin Board, or, if traded, a public market may not materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

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

We are authorized to issue up to 300,000,000 shares of common stock, $0.001 par value per share, of which 42,096,160 shares are currently issued and outstanding. Further, we are authorized to issue up to 10,000,000 shares of Preferred Stock, $0.001 par value per share of which none are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of our preferred stock, without consent of any of our stockholders. We may issue either common or preferred stock in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing stockholders’ interests, which will negatively affect the value of your shares.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our common stock

There is currently no public trading market for our common stock and no such market may ever develop.

Approximate Number of Holders of Our common stock

As of March 31, 2015, there were approximately 124 stockholders of record of our common stock.

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

On January 6, 2015, as consideration for consulting services provided by a consultant, the Company issued 25,000 shares of our Common Stock which had a fair market value of $7,500. The shares were issued pursuant to Section 4(2) of the Securities Act, as they were transactions by an issuer not involving a public offering, no underwriters were used and no commissions were paid.

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

Comparison of Period Ended March 31, 2015 and March 31, 2014

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

Results of Operations

For the period from April 1, 2014 to March 31, 2015, the Company had $2,007,916 ($1,564,825 for the corresponding period in the previous year) in revenues. The revenue grew by 28% against the corresponding period in the previous year.

In terms of revenue mix 68 % of the revenues were generated from Matrimonial Services (77% for the corresponding period in the previous year) and 32% from the Wedding Services (23% for the corresponding period in the previous year).

During the period from April 1, 2014 to March 31, 2015, the Company incurred $1,808,428 of operating expenses ($1,441,996 for the corresponding period in the previous year), which included:

•	Matrimonial Service expenses of $381,922 ($443,157 for the corresponding period in the previous year) which represents 28% of matrimonial revenues (down from 37% for corresponding period in the previous year);
•	Wedding Service expense of $512,195 ($296,208 for the corresponding period in the previous year) which represents 79% of wedding services revenues (83% for the corresponding period in the previous year);
•	General and Administrative expense of $537,783 ($341,023 for the corresponding period in the previous year) which represents 27% of income. These expenses increased by 58% for the corresponding period in the previous year;
•	Personnel expenses of $347,404 ($326,271 for the corresponding period in the previous period) representing 17% of income which was at 21% of income in the corresponding period in the previous year; and
•	Depreciation and Amortization expenses of $29,624 ($35,337 for the corresponding period in the previous year).

For the period from April 1, 2014 to March 31, 2015, the Company had an operating income of $198,988 ($122,829 for the corresponding period in the previous year) and a net income of $134,518 ($82,539 for the corresponding period in the previous year) and an earnings per share of $0.0010. The increase in our operating margins and net profit was due to revenue growth and high operating leverage.

Liquidity and Capital Resources

At March 31, 2015, the Company had cash equivalents of $97,960 ($88,616 for the corresponding period in the previous year). At March 31, 2015, the Company had a working capital surplus (including current portion of long-term debt) of $370,459 (negative working capital of $217,969 for the corresponding period in the previous year) including:

•	Account payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $190,087 ($121,324 for the corresponding period in the previous year) representing 57% increase from the corresponding period in the previous year;
•	Statutory liabilities of $247,731 ($135,485 for the corresponding period in the previous year) representing 83% increase from the corresponding period in the previous year;
•	Short-term loans and current portion in long-term debt of $217,843 ($357,024 for the corresponding period in the previous year) representing a decrease of $139,181 ;
•	Unsecured loans of $85,933 ($221,040 for the corresponding period in the previous year);
•	Other current liabilities of $140,796 ($258,399 for the corresponding period in the previous year); and
•	Non-current liabilities of $300,355 ($71,953 for the corresponding period in the previous year) representing an increase of $228,402 from the corresponding period in the previous year.

Cash flows from Operating Activities

During the period from April 1, 2014 to March 31 2015, for operating activities the Company used cash of $165,493(cash used of $225,650 for the corresponding period in the previous year). This is contributed by increase in current liabilities and decrease of current assets to the extent of $(425,406).

Cash flows from Investing Activities

During the period from April 1, 2014 to March 31 2015, the Company obtained cash of $113,082 for investing activities (compared to $420,213 cash used for the corresponding period in the previous year.

Cash flows from Financing Activities

During the period from April 1, 2014 to March 31, 2015, the Company obtained cash of $66,111 from financing activities (compared to $332,110 for the corresponding period in the previous year).

Brief Disclosure of Long Term Contractual Obligations

As at March 31 2015, the Company has long term debts in the form of secured loans amounting to $301,999 and repayable as under:

Less Than One Year	$22,056
One to Three Years	$50,639
More than Three Years	$229,304

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, our working capital surplus was $370,459 and we had $97,960 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

The successful implementation of our business plan is dependent upon us receiving sufficient funds from the sale of securities and/or additional funding from management, the issuance of equity or debt, or through obtaining a credit facility. In additional, substantial expenditures will be required to enable us to expand and scale up our operations and quality of services. We will require additional financing from issuance of equity or debt, or through obtaining a credit facility, to execute our plan of operations. Our established bank-financing arrangements will not be adequate. Although management believes that the additional required funding will be obtained through the sale of securities, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us, if at all. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of March 31, 2015 begins on page F-2 of this Annual Report on Form 10-K.

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

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executiveofficer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherentlimitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonableassurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk thatcontrols may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management of the Company is responsible for establishing and maintaining adequate internal control over financialreporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of March 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financialreporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal controlover financial reporting as of March 31, 2015 based on the COSO criteria.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2015, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
T.V. Mohan	64	Chairman and Founder
MeeraNagarajan	52	President, Chief Executive Officer and Director
VenkatesanVijayaBhaskar	39	CFO and Director of Technologies and Operation

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

Meera Nagarajan. Ms.Nagarajan is the Co-Founder, Managing Director and CEO of KM and is responsible for the overall management of the business. She is also the editor of Kalyanamalai, a biweekly magazine owned by KM. Ms. Nagarajan holds a master’s degree in Public Administration, Economics and Hindi (India’s national language). Before co-founding KM, Ms. Nagarajan was doing freelance writing (since 1990 for leading Tamil magazines including Kalaimagal, Ananda Vikatan and Kumudam), teaching (from 1984 to 1988 for Vivekananda Vidhyalaya School & Hindu Vidhyalaya School), and directing various TV Series (since 1993), including ‘Festivals of India,’ a multi-lingual program telecast in over 10 countries. Currently, Ms. Nagarajan directs only the Kalyanamalai TV program. Ms. Nagarajan was appointed as our Director and CEO on February 15, 2013 because of her in-depth knowledge of the culture, customs and language of India and her experience as a writer and TV producer.

Venkatesan VIJAYABhaskar. Venkatesan VijayaBhaskar is the Chief Financial Officer, and is responsible for Finance and Operations for KM. Mr. Bhaskar supervises the finance unit and reports directly to the Chief Executive Officer. He assists in all strategic and tactical matters as they relate to business planning, budgeting, forecasting and securing of new funding.  Mr. Bhaskar was appointed as our Director and Chief Financial Officer on February 15, 2013. Mr. Bhaskar also handles the technology for the Company including automation of operations, online services as well as back office support and services. Prior to joining the Company, Mr. Bhaskar worked for Info Plus Technologies from 2006 to 2007 as Head of Indian Operations.

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

Director Nominations

As of June 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board’s Leadership Role in Risk Oversight

Our Chairman of the Board of Directors is Mr. T V Mohan and our Chief Executive Officer is Ms. MeeraNagarajan. We determined this leadership structure was appropriate for us due to our small size and current operations. Our Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations. It is anticipated that our Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in our risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Communications with the Board

We have a process for stockholders and other interested parties who wish to communicate with the Board of Directors. Stockholders and other interested parties who wish to communicate with our Board of Directors may contact our Board of Directors, or specific members of our Board, by writing to: KM Wedding Events Management, Inc., c/o Board of Directors Office, 11501 Dublin Blvd., Suite 200, Dublin, California 94568.

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

Code of Ethics

Since we are a newly reporting company, our Board of Directors has not yet adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. We intend to adopt a Code of Ethics that addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. Once adopted, the Code of Ethics will be available on the Corporate Governance page of our website under the Investor link at www.kmweddingevents.com and a copy of the Code of Ethics will be available to any stockholder requesting a copy by writing to: KM Wedding Events Management, Inc., c/o Board of Directors,11501 Dublin Blvd., Suite 200, Dublin, California 94568. Once adopted, we intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation payable to our Named Executive Officers and directors for the fiscal years ended March 31, 2015 and 2014 for services. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation. None of our Named Executive Officers earned compensation that exceeded $100,000 during the fiscal years ended March 31, 2015 and 2014.

Name	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
T.V. Mohan	Chairman and Founder	2014	20,000	0	0	0	0	0	0	20,000
		2015	29,453	0	0	0	0	0	0	29,453
MeeraNagarajan	President and Chief Executive Office	2014	20,000	0	0	0	0	0	0	20,000
		2015	29,453	0	0	0	0	0	0	29,453
Venkatesan VijayaBhaskar	Chief Financial Officer, Director of Technologies and Operations	2014	20,000	0	0	0	0	0	0	20,000
		2015	29,453	0	0	0	0	0	0	29,453

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

There are no current outstanding equity awards to our executive officers as of March 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information at June 10, 2015, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Named Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. Unless otherwise specified, the address of each of the persons set forth below is c/o KM Wedding Events Management, Inc., 11501 Dublin Blvd., Suite 200, Dublin, CA 94568. As of June 102015, we had 42,096,160 shares of common stock issued and outstanding.

Title of class	Name and address* of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of common stock (1)
common stock	T.V. Mohan (formerly known as V. Venkatesan)	16,200,000	38.48%
common stock	MeeraNagarajan	5,400,000	12.83%
common stock	Venkatesan VijayaBhaskar	1,350,000	3.21%
Officers and Directors as a Group (3)		22,950,000	54.52%
common stock	Unifina Capital Partners LP(2)	6,000,000	14.25%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

During the last quarter ended March 31, 2015, the Company, its directors and relatives of directors have availed a term loan on a joint and several liability basis for an amount of $730,220. The Company’s liability has been initially recognized in the financial statements at $281,659 under secured loans. The personal property of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors, as provided by Board resolution dated January 12, 2015 and a Memorandum of Understanding has been entered into between the Company and its co-obligors. The total outstanding amount as at March 31, 2015 towards this debt arrangement is $723,746. The carrying amount of the Company’s liability as at March 31, 2015 is $ 279,161.

At March 31, 2015 and 2014, we had loans payable to related parties in the amount of $85,933 (net) and $221,039 (net), respectively. We do not have signed notes with the related party lenders, there are no specific due dates, and no interest is paid on the loans. Money is loaned to us mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed.

On February 14, 2013, KM entered into a Stock Purchase Agreement with KM Wedding Event Management Private Limited (formerly known as KM Matrimony Pvt Ltd,) a company incorporated under the 1956 Companies Act of India (“KM India”), pursuant to which KM agreed to purchase ten million (10,000,000) shares of KM India’s common stock at a price of 11 Indian Rupees ($0.21 ) per share for an aggregate purchase price of up to two million one hundred thousand dollars ($2,100,000 ). As of July 6, 2015, pursuant to the above agreement, KM has purchased 1,393,127 shares at 11 Rupees per share ($0.201 at the time of the sale) in KM India on April 3, 2013 for $280,000 .

On February 14, 2013, KM entered into a Stock Purchase Agreement with the shareholders of KM India, comprised of Mr. Venkatesan Vaidhyanathan (now Known as T.V. Mohan), Mrs. MeeraNagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan VijayaBhaskar and Mrs. Nithya VijayaBaskar, pursuant to which KM shall purchase Three Million One Hundred and Fifty Thousand (3,150,000) shares of KM India’s common stock from Mr. Venkatesan Vaidhyanathan, Mrs. MeeraNagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan VijayaBhaskar and Mrs. Nithya VijayaBaskar payable in two tranches as follows: (i) Tranche A: One Million One Hundred Fifty Thousand (1,150,000) shares of KM India’s common stock at a purchase price of 11 Indian Rupees ($0.21 ) per share (“Tranche A”); and, (ii) Tranche B: Two Million (2,000,000) shares of KM India’s common stock at a purchase price equal to the fair market value of KM India’s shares at the time of purchase (“Tranche B”). As of July 6, 2015, KM has purchased 1,120,018 shares in KM India on April 26, 2013 from Tranche A for an aggregate of $229,000 from two of the shareholders of KM India via Mr. Venkatesan Vaidhyanathan (562,455 shares for $115,000 ) and Mrs. MeeraNagarajan (557,564 shares for $114,000 ). The remaining Tranche A shares and the Tranche B shares have to be sold within three (3) years from February 14, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

Our Board of Directors is responsible for the selection of our independent registered public accounting firm. The Board of Directors has determined to appoint the public accounting firm of Manohar Chowdhry & Associates (“MCA”) as our independent registered public accountant, to audit our financial statements for the fiscal years ending March 31, 2015 and 2014. The following table sets forth the aggregate fees billed by MCA for audit and non-audit services rendered to us in 2015 and 2014. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	2015	2014

Audit Fees	$8,330	$8,330
Audit-Related Fees	0	0
Tax Fees	0	0
Total Fees	$8,330	$8,330

Audit Fees. Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees. Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning

All Other Fees. All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Board of Directors Approval Policies and Procedures

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company has not adopted a Charter for the Audit Committee as of March 31, 2015.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” begin on page F-2 of this Annual Report on Form 10-K.

(b)Exhibits

3.1	Certificate of Incorporation of KM Wedding Events Management, Inc.(1)
3.2	Bylaws of KM Wedding Events Management, Inc.(1)
10.1	Agreement between KM India and SUN TV dated March 31, 2008(2)
10.2	Agreement between KM India and Vasan Print Products Private Limited dated August 10, 2008(2)
10.3	Agreement between KM India and Vasan Publications Private Limited dated October 10, 2008(2)
10.4	Intellectual Property Agreement between KM India and Unique Marriage Services dated November 29, 2012(2)
10.5	Stock Purchase Agreement between KM India and the Company dated February 14, 2013(2)
10.6	Stock Purchase Agreement among the Company and VenkatesanVaidhyanathan, MeeraNagarajan, Sridhar Kalyanasundaram, VijayaBhaskar Venkatesan & NithyaVijayaBaskar dated February 14, 2013(2)
10.7 21.1	Lease Agreement* List of Subsidiaries(1)
23.1	Auditor Consent*
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.FRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed with the SEC on November 18, 2013 as part of our Registration Statement on Form S-1.
(2)	Filed with the SEC on January 21, 2014 as part of our Amended Registration Statement on Form S-1/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KM WEDDING EVENTS MANAGEMENT, INC.

Date: July 14, 2015	By:/s/:MeeraNagarajan
MeeraNagarajan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President, Director and	July 14, 2015
Chief Executive Officer
/s/ MeeraNagarajan,	(Principal Executive Officer)
Meera Nagarajan

Chief Financial Officer
(Principal Financial Officer and
/s/ Venkatesan VijayaBhaskar	Principal Accounting Officer) and Director	July 14, 2015
Venkatesan VijayaBhaskar

/s/ T V Mohan	Director	July 14, 2015
T V Mohan

KM WEDDING EVENTS MANAGEMENT, INC.

(A Development Stage Company)

Index to Consolidated Financial Statements

For the period ended March 31, 2015

MANOHAR CHOWDHRY & ASSOCIATES

CHARTERED ACCOUNTANTS

27, Subramaniam Street,
Abiramapuram, Chennai 600 018.
India.

Phone : +91-44-4290 3333
Fax : +91-44-4290 3350
web: www.mca.co.in

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of KM Wedding Events Management, Inc

We have audited the accompanying consolidated balance sheets of KM Wedding Events Management, Inc ("the company") as at March 31, 2015 and 2014, and the related consolidated statements of income, statement of comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 2015. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company as at March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Manohar Chowdhry & Associates

Manohar Chowdhry & Associates

Place: Chennai, Tamil Nadu, India

Date: July 6, 2015

MANOHAR CHOWDHRY & ASSOCIATES No. 27, Subramaniam St., Abiramapuram, Chennai - 600 018 India. Chartered Accountants

Chennai ❖ Bangalore ❖ Dubai ❖ Hyderabad ❖ Mumbai ❖ Coimbatore
Gurgaon ❖ Kochi ❖ Madurai ❖ Mangalore ❖ Vizag ❖ Vijayawada

KM Wedding Events Management, Inc
Consolidated Balance Sheets
(in US Dollars $ unless otherwise stated)
		As at March 31,
	Notes	2015	2014

ASSETS
Current assets:
Cash and Cash equivalents	3	97,960	88,616
Accounts receivable	4	551,575	278,857
Other current assets	5	603,314	507,830
Total current assets		1,252,849	875,303

Non-current assets:
Long-term investments	6	-	135,000
Property, plant and equipment, net	7	124,073	133,616
Intangible assets, net	8	22,465	1,173
Goodwill	23	685,007	687,139
Film costs	26	12,289	19,566
Deferred tax assets, net		4,066	-
Other non-current assets	9	97,903	64,123
Total non-current assets		945,803	1,040,617
Total assets		2,198,652	1,915,920

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	10	190,087	121,324
Statutory liabilities	11	247,731	135,485
Short-term loans & current portion of long-term debt	12	217,843	357,024
Unsecured loans from related parties, net of advances		85,933	221,040
Other current liabilities	14	140,796	258,399
Total current liabilities		882,390	1,093,272

Non-current liabilities:
Long-term debt	13	279,943	20,865
Deferred tax liabilities		-	32,275
Other non-current liabilities	16	20,412	18,813
Total non-current liabilities		300,355	71,953

Equity:
Common stock par value $0.001
(shares outstanding: 42,096,160 and 41,646,160
as at March 31, 2015 and March 31, 2014,
respectively)	17	42,096	41,646
Additional paid-in capital		1,165,712	1,031,162
Accumulated deficit		(228,981)	(268,403)
Equity attributable to equity holders of the Company		978,827	804,405
Non-controlling interest		37,080	(53,710)
Total equity		1,015,907	750,695
Total liabilities and equity		2,198,652	1,915,920

The accompanying notes are an integral part to these financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Director Director
Place : Chennai, Tamil Nadu, India
Date : July 6, 2015

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statements of Income
(in US Dollars $ unless otherwise stated)
		For the year ended March 31,
	Notes	2015	2014
Revenues
Matrimonial service income	18	1,000,884	1,001,991
Wedding catering service income		651,788	358,198
Sale of rights		355,244	204,636
Total		2,007,916	1,564,825
Costs and expenses
Matrimonial service expenses	19	381,922	443,157
Wedding catering service expenses		512,195	296,208
Personnel expenses		347,404	326,271
General and administrative expenses	20	537,783	341,023
Depreciation and amortization		29,624	35,337
Total		1,808,928	1,441,996
Operating income		198,988	122,829
Other income/(expenses)
Foreign exchange gain/(loss)		10,901	-
Interest income		7,756	11,146
Finance charges		(66,254)	(41,564)
Total other income/(expenses), net		(47,597)	(30,418)
Income before income tax expense		151,391	92,411
Income taxes	15	(16,873)	(9,872)
Net income		134,518	82,539
Attributable to:
Equity holders of the Company		41,934	(4,121)
Non-controlling interest		92,584	86,660
Net income		134,518	82,539
Earnings/(loss) per share - basic and diluted	21	0.0010	(0.0001)

The accompanying notes are an integral part to these financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Director Director
Place : Chennai, Tamil Nadu, India
Date : July 6, 2015

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statements of Changes in Equity
(in US Dollars $ unless otherwise stated)
	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Equity attributable to equity holders of the Company	Non - controlling interest	Total equity
Balance as at March 31, 2013	39,246,160	39,246	553,562	(268,635)	324,173	(602,566)	(278,393)
New issue of equity shares[1]	2,400,000	2,400	477,600	-	480,000	-	480,000
Adjustment in Non- controlling Interest	-	-	-	-	-	462,733	462,733
Net income/(loss) for the year [After adjusting comprehensive income/(loss)]	-	-	-	232	232	86,123	86,355
Balance as at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
[1] 2,400,000 equity shares of par value $0.001 are issued at $0.20 per share. Also refer note 17 "Common stock"

See accompanying notes to the consolidated financial statements

Balance as at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
New issue of equity shares[2]	450,000	450	134,550	-	135,000	-	135,000
Net income/(loss) for the year [After adjusting comprehensive income/(loss)]	-	-	-	39,422	39,422	90,790	130,212
Balance as at March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907
[2] 450,000 equity shares of par value $0.001 are issued at $0.30 per share. Also refer note 17 "Common stock"
The accompanying notes are an integral part to these financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Director Director
Place : Chennai, Tamil Nadu, India
Date : July 6, 2015

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statements of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the year ended March 31,
	2015	2014

Net income	134,518	82,539
Other comprehensive loss
Foreign currency translation gain/(loss)	(4,306)	1,193

Total other comprehensive income/(loss)	(4,306)	1,193

Attributable to:
Equity holders of the Company	(2,512)	656
Non-controlling interest	(1,794)	537

Comprehensive income/(loss)	130,212	83,732

The accompanying notes are an integral part to these financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Director Director
Place : Chennai, Tamil Nadu, India
Date : July 6, 2015

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statements of Cash Flow
(in US Dollars $ unless otherwise stated)
	For the year ended March 31,
	2015	2014
Cash flows from operating activities
Net income	134,518	82,539
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	29,624	35,337
Business promotion expenses	75,000	-
Deferred tax expense	(35,831)	(7,904)
Unrealized foreign exchange (gain)/loss	(9,764)	0
Profit/(loss) on disposal of fixed assets	-	(517)
Bad debts	47,157	569
Amortization of film costs	19,209	10,249

Changes in operating assets and liabilities
(Increase)/Decrease in accounts receivable	(322,616)	(194,119)
(Increase)/Decrease in other current assets	(112,286)	(287,026)
(Increase)/Decrease in film costs	(12,529)	(29,236)
(Increase)/Decrease in other non-current assets	(64,108)	(22,260)
Increase/(Decrease)in accounts payable and accrued liabilities	73,386	(61,646)
Increase/(Decrease) in statutory liabilities	119,563	17,906
Increase/(Decrease) in other current liabilities	(109,137)	228,444
Increase/(Decrease) in other non-current liabilities	2,321	2,014
Net cash provided by/(used in) operating activities	(165,493)	(225,650)

Cash flows from investing activities
Additions to property, plant and equipment	(19,457)	(71,368)
Redemption/Investments in long-term investments	132,539	(135,000)
Proceeds from disposal of property, plant and equipment	-	11,833
Additions to Intangibles	-	3,322
Acquisition of additional stake in subsidiary	-	(229,000)
Net cash provided by/(used in) investing activities	113,082	(420,213)

See accompanying notes to the consolidated financial statements

Cash flows from financing activities
Proceeds from/(repayment of) short term debts	(258,826)	(114,139)
Proceeds from issue of Equity Shares	60,000	480,000
Proceeds from/(repayment of) long term debts	264,937	(33,751)
Net cash provided by financing activities	66,111	332,110
Effect of exchange rate changes on cash	(4,356)	27,771
Net increase in cash and cash equivalents	9,344	(285,982)
Cash and cash equivalents at beginning of the year	88,616	374,598
Cash and cash equivalents at end of the year	97,960	88,616

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	66,254	41,808
Income taxes paid	18,808	5,415

Non-cash items:
Allotment of common stock	75,000	-

The accompanying notes are an integral part to these financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Director Director
Place : Chennai, Tamil Nadu, India
Date : July 6, 2015

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc.
Notes to Consolidated financial statements
(in US Dollars $ unless otherwise stated)

1.	General
KM Wedding Events Management, Inc ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.
The Company is a leading service provider in the matrimonial industry and entered in to wedding event management and allied services segments including wedding catering services through its subsidiary (KM Wedding Events Management Private Limited formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As at March 31, 2015, the Company maintains a 58.33% ownership interest in KM Wedding Events Management Private Limited, India. With the addition of wedding services, which focuses on the higher end of the value chain in the wedding industry, the Company is able to service the customers already using KM for the matrimonial service. The Company became one of the earliest entrants in the industry to provide an integrated wedding service in Tamil Nadu, India.

2.	Significant accounting policies
a.	Basis of consolidation
The Company has invested $569,000 to acquire 2,841,398 equity shares of KM Wedding Events Management Private Limited, India. Subsequent to this investment, KM Wedding Events Management Private Limited, India has become subsidiary of this Company. The agreement for such acquisition was entered in the month of February 2013 and executed in the month of April 2013.

b.	Form and Content of the Financial Statements
The Company maintains its books and records in accordance with generally accepted accounting policies in USA (“US GAAP”). The accompanying financial statements were derived from the Company’s statutory books and records. The financial statements are presented in US Dollars ($), the national currency of USA.
Revenue and related expenses generated from our international subsidiary is generally denominated in the currency of Indian Rupee (Rs.). The statement of income of our international subsidiary is translated into U.S. dollars at exchange rates indicative of market rates during each applicable period.
Subsequent events have been evaluated through July 6, 2015, the date these financial statements were issued.
The closing exchange rate as at March 31, 2015 and March 31, 2014 was Rs. 62.31 and Rs. 60 to $1 respectively. The average exchange rate for the year ended March 31, 2015 was Rs. 61.1143 to $1.

KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
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

d.	Comprehensive Loss
The Company's other comprehensive loss consists of unrealized gains(losses) on foreign currency translation adjustments.

e.	Cash and cash equivalents
Cash represents cash on hand and balances with banks in current accounts.

f.	Accounts receivable
Accounts receivable are unsecured and are stated at their principal amounts outstanding. The Company writes off accounts receivable based on its age and collectability.

g.	Inventories
Inventories are valued at lower of cost and net realisable value. Cost is determined using weighted average method.

h.	Property, plant and equipment
Property, plant and equipment are stated at historical cost, net of accumulated depreciation. The cost of maintenance, repairs and replacement of minor items of property is charged to operating expenses. Renewals and betterments of assets are capitalized.

Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of income. All assets are periodically reviewed for possible impairement losses.

i.	Intangible assets
Intangible assets acquired separately are measured at cost of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and impairment losses, if any.

KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
j.	Depreciation and amortization
Depreciation with respect to property, plant and equipment and amortization with respect to amortizable intangible assets is computed using the straight line method over the estimated useful lives.

Depreciation and amortization rates are applied to groups of assets with similar economic characteristics, as shown below:

	Asset Group	Estimated Useful Life
Property, plant and equipment
	Vehicles	11 years
	Computers & peripherals	6 years
	Furniture and Fixtures	10 years
	Office Equipments	7 years
	Leasehold improvements	10 years
	Plant & Machinery	5 years
Intangible assets
	Software	3-6 years

k.	Goodwill
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

KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
l.	Income taxes
The major tax jurisdictions for the Company are United States of America and India. The Company offsets current tax assets and current tax liabilities, where it has legally enforceable right to set off the recognized amounts and where it intends either to settle on a net basis.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases, operating loss carry forwards and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance for a deferred tax asset is recorded when management believes that it is more likely than not that this tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period of change.
The Company accounts for interest and penalties related to income taxes in the statement of income as part of income taxes.

m.	Employee benefits
Provident fund (defined contribution plan)
In accordance with Indian law, all employees are entitled to receive benefits under the provident fund scheme, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently 12%) of the employees' basic salary. The Company has no further obligations under the plan beyond its monthly contributions. These contributions are made to fund administered and managed by the Government of India. The monthly contributions are charged to the statement of income in the year they are incurred.

Employees state insurance fund (defined contribution plan)
In addition to the above benefit, all employees who are drawing gross salary of less than Rs. 15,000 per month are entitled to receive benefit under employee state insurance fund scheme. The employer makes contribution to the scheme at a predetermined rate (presently 4.75%) of employee's gross salary to the ESI Corporation. There are no further obligations under the scheme beyond its monthly contributions. The monthly contributions are charged to the statement of income in the year they are incurred.

KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
Gratuity plan (defined benefit plan)
In addition to the above benefits, the Company provides for a gratuity obligation, a defined benefit retirement plan (the "Gratuity Plan") covering all its employees in India. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment based on the respective employee's salary, and the years of employment with the Company. The Company provides for the Gratuity Plan on the basis of actuarial valuation. This defined benefit plan is unfunded as on the date of these financial statements. Net periodic gratuity cost is recorded in the Statements of Income and includes service cost, interest cost and actuarial gains/losses.

n.	Revenue recognition
Revenue from services is recognized over the period the service is contracted to be rendered. Advance amounts received from customers against billings for the period of service yet to be rendered on time proportion basis is disclosed as 'unearned revenues'.
Revenue from products is recognized when the significant risks and rewards of ownership have transferred to the buyer.
All revenues are recognized only when collectability of the resulting receivable is reasonably assured, and are reported net of discounts and service taxes.

o.	Revenues and costs - filmed entertainment
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
Film costs include the unamortized cost of completed television episodes and television series in production. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs for a given period is determined using the individual film-forecast-computation method. Under this method, the amortization of capitalized costs is based on the proportion of the film’s actual revenues recognized for such period to the film’s estimated remaining unrecognized ultimate revenues. All exploitation costs of the Company are expensed as incurred.
With respect to the "Kalyanamalai" television series, the fair value of the film (after considering estimated future exploitation costs) is less than its unamortized film costs and hence, the Company has written off to the income statement the amount by which the unamortized capitalized costs exceed the fair value.

Revenues earned from and costs incurred in production of the television series have been presented under the heads 'matrimonial service income' and 'matrimonial service expense' in the financial statements.

KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
p.	Leasing agreements
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

KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
3.	Cash and cash equivalents
Cash and cash equivalents as at March 31 comprises of the following:

Particulars	As at	As at
March 31, 2015	March 31, 2014
(a)	Cash on hand	89,219	80,046
(b)	Balance with banks on current accounts	8,741	8,570
Total	97,960	88,616

4.	Accounts receivable
Accounts receivable as at March 31 comprises of the following:

Particulars	As at	As at
March 31, 2015	March 31, 2014
(a)	Customers (trade)	551,575	278,857
Total	551,575	278,857

5.	Other current assets
Other current assets as at March 31 comprises of the following:

Particulars	As at	As at
March 31, 2015	March 31, 2014
(a)	Event advances	216,312	122,423
(b)	Staff advances	39,802	33,624
(c)	Advance tax (net of provision for income tax)	--	10,728
(d)	Loans and advances	333,562	329,000
(e)	Interest accrued on Bank deposits	-	10,605
(f)	Prepaid expenses	13,638	1,450
Total	603,314	507,830

F-17 KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
6.	Long term investments
Long-term investments comprise of the following:
Particulars	As at	As at
March 31, 2015	March 31, 2014
(a)	Bank deposits [3]	-	135,000
Total	-	135,000

[3] This bank deposits were for a term of 555 days and earned interest at the rate of 9.10%. These bank deposits were held under lien against short term borrowings from bank.
7.	Property, plant and equipment, net
Property, plant and equipment comprises of the following:
Particulars	Gross carrying value	Accumulated depreciation	Net carrying value
March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
(a)	Vehicles	42,118	43,740	6,502	2,776	35,616	40,964
(b)	Computers & Peripherals	73,802	75,330	68,367	69,414	5,435	5,916
(c)	Furniture & Fixtures	14,234	13,675	6,432	5,238	7,802	8,437
(d)	Office Equipments	61,173	57,109	32,533	25,625	28,640	31,484
(e)	Leasehold improvements	80,616	82,395	42,254	35,580	38,362	46,815
(f)	Plant & Machinery	9,295	-	1,077	-	8,218	-

Total	281,238	272,249	157,165	138,633	124,073	133,616

KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
Operating leases

The total amount of operating lease expenses is as follows:

Particulars	For the year ended	For the year ended
	March 31, 2015	March 31, 2014
Lease Expenses	44,159	29,233

8.	Intangible assets, net
	Intangible assets as at March 31 comprise of the following:
	Particulars		Gross carrying value		Accumulated amortization		Net carrying value
			March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2015
	(a)	Software	53,658	27,974	31,193	26,801	22,465	1,173
		Total	53,658	27,974	31,193	26,801	22,465	1,173

The charge to income resulting from amortization of intangible assets is included with depreciation and amortization in statement of income for 2015 and 2014 amounting to $5,490.35 and $4,207.78.

The following represents the estimated aggregate amortization expense for intangible assets subject to amortization as at March 31, 2015:

Particulars	As at March 31, 2015

2016	9,118
2017	9,118
2018	3,948
2019	212
2020	69
Total amortization expense	22,465

KM Wedding Events Management, Inc.
Notes to Consolidated financial statements
(in US Dollars $ unless otherwise stated)

9.	Other non-current assets
	Other non-current assets as at March 31comprises of the following:
	Particulars		As at	As at
			March 31, 2015	March 31, 2014
	(a)	Rental advance	25,156	29,458
	(b)	Deposits	63,536	6,915
	(c)	Software under application development stage	9,211	27,750
	Total		97,903	64,123
10.	Accounts payable and accrued liabilities
	Accounts payable and accrued liabilities as at March 31 comprises of the following:
	Particulars		As at	As at
			March 31, 2015	March 31, 2014
	(a)	Accounts payable	87,895	42,145
	(b)	Salary payable	24,094	27,624
	(c)	Current portion of provision for gratuity	1,701	1,135
	(d)	General and administrative expenses payable	76,397	50,420
	Total		190,087	121,324

11.	Statutory liabilities
	Income tax and other statutory liabilities as at March 31 comprises of the following:
	Particulars		As at	As at
			March 31, 2015	March 31, 2014
	(a)	Service tax	156,573	75,903
	(b)	Provident fund	25,192	24,242
	(c)	Employees state insurance	6,291	3,771
	(d)	Professional tax	5,554	3,805
	(e)	Tax deducted at source	31,350	27,764
	(f)	Income tax (net of advance tax)	22,771	-
		Total	247,731	135,485

KM Wedding Events Management, Inc.
Notes to Consolidated financial statements
(in US Dollars $ unless otherwise stated)

12.	Short-term loans & current portion of long-term debt
	Short term loans and borrowings as at March 31comprises of the following:
	Particulars		As at	As at
			March 31, 2015	March 31, 2014
	(a)	Bank overdraft [4]	172,122	218,816
	(b)	Loan against bank deposit	-	129,210
	(c)	Secured loan	196	-
	(d)	Unsecured loan	23,469	-
	(e)	Current portion of long-term debt	22,056	8,998
	Total		217,843	357,024

[4] The bank overdraft facility as at March 31, 2015 is secured by way of hypothecation of trade receivables, current assets and fixed assets of the Company except vehicles financed by other banks/financial institutions.

13.	Long-term debt
	Long-term debt as at March 31 comprise of the following:
	Particulars		As at	As at
			March 31, 2015	March 31, 2014
	(a)	Secured loans [5]	279,161	3,233
	(b)	Vehicle loans [6]	22,838	26,630
	(c)	Unsecured Loan	-	-
			301,999	29,863
	(d)	Current portion of long-term debt	(22,056)	(8,998)
	Total		279,943	20,865

[5] During the last quarter ended March 31, 2015, the Company, its directors and relatives of directors have availed a term loan on a joint and several liability basis from ICICI Bank for an amount of $730,220. The Company’s liability has been initially recognized in the financial statements at $281,659 under secured loans. The personal property of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors, as provided by Board resolution dated January 12, 2015 and a Memorandum of Understanding has been entered into between the Company and its co-obligors. The total outstanding amount as at March 31, 2015 towards this debt arrangement is $723,746. The carrying amount of the Company’s liability as at March 31, 2015 is $ 279,161.

KM Wedding Events Management, Inc.
Notes to Consolidated financial statements
(in US Dollars $ unless otherwise stated)

[6] The interest rates of these vehicle loans range from 11 % to 16%. These loans are repayable in monthly instalments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as at March 31 is as follows:
Particulars
2016	22,056
2017	24,882
2018	25,757
2019	27,303
2020	25,620
Thereafter	176,381
Total long term debt	301,999

14.	Other current liabilities
	Other current liabilities as at March 31 comprises of the following:
	Particulars		As at	As at
			March 31, 2015	March 31, 2014
	(a)	Unearned revenues (i.e. billings in excess of revenue)	95,538	258,399
	(b)	Advances received	45,258	-
	Total		140,796	258,399

15.	Income taxes
	Income taxes for the years ended March 31 comprise of the following:
	Particulars	For the period ended	For the period ended
		March 31, 2015	March 31, 2014
	(a) Current tax expense	(33,273)	-
	(b) Prior period taxes	(19,431)	(1,968)
	(c) Deferred tax expense/(benefit)	35,831	(7,904)
	Total income tax expense	(16,873)	(9,872)
	F-22
	Deferred income taxes
	The components of deferred tax assets and liabilities as at March 31are as follows:
	Particulars
		2015	2014
	Deferred tax asset arising from tax effect of:
	Operating losses	-	86,427
	Deductible temporary differences	-	1,558
	Minimum alternate tax[7]	30,681	31,011
	Less: Valuation allowance	-	(118,996)
	Deferred tax asset, net	30,681	Nil
	Deferred tax liability arising from tax effect of:	(26,615)	32,275
	Property, plant and equipment (non-current)
	Deferred tax asset, net	4,066	-
	Deferred tax liabilities	-	32,275

The net change during the financial year 2014 - 15 in valuation allowance:	118,996
[7] Under the Indian Income-tax Act, 1961, the Company is liable to pay Minimum Alternate Tax (MAT). The excess tax paid as per MAT over and above the regular tax liability can be carried forward for a period of 10 years and can be set off against the future tax liabilities computed under regular tax provisions. However, a valuation allowance is established for such MAT paid by the Company, since based on available evidence, it is more likely than not that it will not be realized.

Income tax expense compared to Statutory expectations
A reconciliation of expected income tax expense to the actual tax expense for the years ended March 31 is as follows:
Particulars	2015	2014
Income before income taxes	158,891	92,411
Theoretical income-tax expense	73,985	65,859
Add/(deduct) effect of:
(a) Unrecognized income-tax benefits	(35,412)	(54,017)
(b) Other items	(2,269)	-
(c) Adjustments of income-tax for prior periods	(19,431)	(1,968)
Total income-tax expense	16,873	9,873

KM Wedding Events Management, Inc.
Notes to Consolidated financial statements
(in US Dollars $ unless otherwise stated)

16.	Other non-current liabilities
	Other non-current liabilities as at March 31 comprises of the following:
	Particulars		As at	As at
			March 31, 2015	March 31, 2014
	(a)	Trade Deposits	5,856	6,082
	(b)	Provision for gratuity	14,556	12,731
	Total		20,412	18,813

17.	Common Stock

The Company has only one class of equity shares having par value of $0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized equity share capital (number of shares) of the Company is 300,000,000 shares as at March 31, 2015 and March 31, 2014. The issued, subscribed and paid-up equity share capital (number of shares) of the Company is 42,096,160 shares as at March 31, 2015 and 41,646,160 shares as at March 31, 2014.

The shares issued are as follows:

(i) 33,000,000 numbers of shares at par value of $ 0.001 per share are issued for consideration other than cash.

(ii) 4,596,160 number of shares are issued at a price of $ 0.05 per share

(iii) 4,050,000 number of shares are issued at a price of $ 0.20 per share

(iv) 200,000 number of shares are issued at a price of $ 0.30 per share

(v) 250,000 number of shares are issued at a price of $ 0.30 per share for consideration other than cash

The shares were issued at a price mutually agreed by the shareholders pursuant to an agreement entered with them.

The Shareholders who have subscribed 4,050,000 number of shares at the rate of $0.20 per share have an option to purchase a warrant for every two shares held which entitles the holder to purchase an additional share at the rate of $0.40 per share for the period of two years from the date of issuance.
Preferred Stock
The authorized preference share capital (number of shares) of the Company is 10,000,000 shares having a par value of $0.001 per share as at March 31, 2015. The issued, subscribed and paid-up preference share capital is Nil as at March 31, 2015.

	KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
18.	Matrimonial service income
	Particulars		For the Year ended
			2015	2014
	(a)	Profile Registration and Event Incomes	712,290	768,243
	(b)	Sponsorship Income and advertisement Income	197,168	148,154
	(c)	Sale of space or time slot - Television series	89,341	78,291
	(d)	Sale of products (magazines)	2,085	7,303
	Total		1,000,884	1,001,991

19.	Matrimonial service expenses
	Particulars		For the Year ended
			2015	2014
	(a)	Event expenses	135,892	152,306
	(b)	Production and telecast expenses - Television series	148,080	170,869
	(c)	Publication expenses	59,979	87,953
	(d)	ARC commission	18,762	21,780
	(e)	Amortization of film cost	19,209	10,249
	Total		381,922	443,157

20.	General and administrative expenses
	Particulars		For the Year ended
			2015	2014
	(a)	Lease expenses	44,159	29,233
	(b)	Repairs and maintenance	21,626	23,184
	(c)	Insurance charges	572	1,176
	(d)	Electricity charges	10,660	9,543
	(e)	Audit fees	10,636	10,770
	(f)	Filing charges	29,891	-
	(g)	Bank charges	9,113	8,979
	(h)	Bad debts	47,157	569
	(i)	Travelling and conveyance	14,425	18,321
	(j)	Professional charges	72,435	65,977
F-25
	(k)	Printing and stationery	4,872	8,585
	(l)	Telephone, courier and postage	24,386	28,621
	(m)	Security charges	4,320	2,770
	(n)	Business promotion expenses	228,367	48,905
	(o)	Rates and taxes	1,802	-
	(q)	Event management	-	3,200
	(r)	Software license	-	60,000
	(t)	Others	13,362	21,190
	Total		537,783	341,023

21.	Earnings/(loss) per share (EPS)
	Particulars		For the Year ended
			2015	2014
	(a)	Net income/(loss)	41,934	(4,121)
	(b)	Weighted average number of equity shares outstanding [8]	41,939,585	40,732,187
	Earnings/(loss) per share - basic and diluted		0.0010	(0.0001)
	[8] Refer Note No. 17, 'common stock with respect to new issue of equity shares.

22.	Related party disclosures

(a)	Names of related party and relationship
(i) Key Management Personnel ('KMP')
(a) Mr. T V Mohan (formerly Known as V Venkatesan) - Chairman and Director
(b) Ms. Meera Nagarajan - President, CEO and Managing Director
(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of technologies
(ii) Relatives of KMP
(a) Mr. Sridhar Kalyanasundaram

	KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
(b)	Transactions with related parties
	Transactions during the year ending March 31
	Particulars	KMP and Relative of KMP		Entity in which KMP has control
		2015	2014	2015	2014
	Transactions
	Advances given for business purposes	296,272	118,010	-	-
	Settlement of advances given for business purposes	206,187	94,558	-	-
	Unsecured loans received	-	54,767	-	-
	Unsecured loans given (Net of receipt)	-	-	-	153,500
	Repayment of unsecured loans	36,827	110,376	-	-
	Closing balances
	Advances given for business purposes (debit balance)	158,378	70,922	-	-
	Unsecured loans received (credit balance) [9]	244,311	291,961	-	-
	Unsecured loans given	-	-	-	153,500

	[9] Unsecured loans from related parties are repayable on demand.

23.	Goodwill
	Particulars
	Goodwill[10]	679,948
	Add: Adjustment in additional acquisition and translation reserve	5,059
	Balance as at March 31, 2015	685,007
	[10] Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited. In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). As of March 31, 2015, 58.33% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.
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
	The Company’s annual goodwill impairment test resulted in no impairment charges.

	KM Wedding Events Management, Inc. Notes to Consolidated financial statements (in US Dollars $ unless otherwise stated)
24.	Employee benefits
	Defined benefit plan
	The liability recognized in the balance sheets as at March 31 is as follows. The obligations are unfunded as on the dates of balance sheets.

		Particulars	As at March 31
			2015	2014
	(a)	Gratuity liability recognized in the balance sheet	16,257	13,867

	Weighted average assumptions used to determine net gratuity cost and benefit obligations:

			For the Year ended
		Particulars	2015	2014
	(a)	Discount rate	7.80% p.a.	8.50% p.a.
	(b)	Long-term rate of compensation increase	7.50% p.a.	10.00% p.a.
	(c)	Rate of return on plan assets	N.A.	N.A.

25.	Going concern
The financial statements have been prepared on the basis that the Company is a going concern and thereby no adjustments are required to be made to the carrying amount of assets and liabilities.

26.	Film costs
The amount of unamortized film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortized film costs is expected to be amortized in the financial year 2015-16.

27.	Commitments and contingencies
Service tax and other statutory dues
Penalties, if any, on account of delay in payment of service tax and other statutory dues are unascertainable.

28.	Previous period figures
Figures of previous year have been regrouped rearranged, wherever required to confirm to the current period presentation.