Form 10-Q
period 2015-06-30
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2015-08-14
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Yes ☐ No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of August 1, 2015 was 42,096,160 shares of common stock outstanding.

-1-

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2015

-2-

KM WEDDING EVENTS MANAGEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Quarterly Report on Form 10-K for year ended March 31, 2015 filed with the Securities and Exchange Commission.

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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KM Wedding Events Management, Inc.
Interim Condensed Consolidated balance sheet
(in US Dollars $ unless otherwise stated)
		As at	As at
	Notes	June 30, 2015	March 31, 2015
		(unaudited)	(audited)
ASSETS
Current assets:
Cash and Cash equivalents	3	96,018	97,960
Accounts receivable	4	545,072	551,575
Other current assets	5	563,461	603,314
Total current assets		1,204,551	1,252,849
Non-current assets:
Property, plant and equipment, net	6	117,376	124,073
Intangible assets, net	7	19,786	22,465
Goodwill	21	688,005	685,007
Film costs	24	30,570	12,289
Deferred tax assets, net		3,984	4,066
Other non-current assets	8	95,045	97,903
Total non-current assets		954,766	945,803
Total assets		2,159,317	2,198,652
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	9	227,957	190,087
Statutory liabilities	10	270,007	247,731
Short-term loans & current portion of long-term debt	11	214,659	217,843
Unsecured loans from related parties, net of advances	20	104,592	85,933
Other current liabilities	13	162,454	140,796
Total current liabilities		979,669	882,390
Non-current liabilities:
Long-term debt	12	267,576	279,943
Other non-current liabilities	14	20,693	20,412
Total non-current liabilities		288,269	300,355

Equity:
Common stock par value $ 0.001
(shares outstanding: 42,096,160
as at June 30, 2015 and March 31, 2015)	15	42,096	42,096
Additional paid-in capital		1,165,712	1,165,712
Accumulated deficit		(325,977)	(228,981)
Equity attributable to equity holders of the company		881,831	978,827
Non-controlling interest		9,548	37,080
Total equity		891,379	1,015,907
Total liabilities and equity		2,159,317	2,198,652

The accompanying notes are an integral part to these interim condensed consolidated financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the period ended	For the period ended
	Notes	June 30, 2015	June 30, 2014
		(unaudited)	(unaudited)

Revenues+
Matrimonial service income	16	154,571	271,804
Wedding event management income		39,456	124,546
Wedding infrastructure lease income		7,634	—
Sale of rights		13,894	—
Total		215,555	396,350
Costs and expenses
Matrimonial service expenses	17	85,841	88,963
Wedding event management expenses		31,170	97,520
Wedding infrastructure maintenance expenses		3,121	—
Personnel costs		97,546	82,354
General and administrative expenses	18	100,109	86,721
Depreciation and amortisation		7,792	6,434
Total		325,579	361,992
Operating income/(loss)		(110,024)	34,358
Other income / (expenses)
Foreign exchange gain / (loss)		5,363	937
Finance charges		(20,244)	(14,950)
Total other income / (expenses), net		(14,881)	(14,013)
Income/(loss) before income tax expense		(124,905)	20,345
Income taxes		—	—
Net income/(loss)		(124,905)	20,345
Attributable to:
Equity holders of the company		(97,216)	5,123
Non-controlling interest		(27,689)	15,222
Net income/(loss)		(124,905)	20,345
Earnings/(loss) per share - basic and diluted	19	(0.0023)	0.0001

The accompanying notes are an integral part to these interim condensed consolidated financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the period ended	For the period ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)

Net income/(loss)	(124,905)	20,345
Other comprehensive gain/(loss)
Foreign currency translation gain/(loss)	377	(150)
Total other comprehensive gain/(loss)	377	(150)
Attributable to:
Equity holders of the company	220	(83)
Non-controlling interest	157	(67)
Comprehensive income/(loss)	(124,528)	20,195

The accompanying notes are an integral part to these interim condensed consolidated financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)
	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Equity attributable to equity holders of the company	Non - controlling interest	Total equity
Balance as at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	Nil	Nil	Nill	5,040	5,040	15,155	20,195
Balance as at June 30, 2014 (unaudited)	41,646,160	41,646	1,031,162	(263,363)	809,445	(38,555)	770,890

Balance as at March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907
Net income / (loss) for the period	Nil	Nil	Nil	(96,996)	(96,996)	(27,532)	(124,528)
[After adjusting Comprehensive Income/(Loss)]
Balance as at June 30, 2015 (Unaudited)	42,096,160	42,096	1,165,712	(325,977)	881,831	9,548	891,379

The accompanying notes are an integral part to these interim condensed consolidated financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of cash flow
(in US Dollars $ unless otherwise stated)
	For the period ended	For the period ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income/(loss)	(124,905)	20,345
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities
Depreciation and amortisation	7,792	6,434
Unrealized foreign exchange (gain) / loss	(5,318)	(937)
Bad debts	2,853	7,229
Amortisation of film costs	9,320	8,507
Changes in operating assets and liabilities
(Increase) / Decrease in accounts receivable	1,504	880
(Increase) / Decrease in other current assets	29,185	12,587
(Increase) /Decrease in film costs	(27,914)	(17)
(Increase) / decrease in other non-current assets	890	(53)
Increase /(decrease) in accounts payable and accrued liabilities	52,379	25,647
Increase / (decrease) in statutory liabilities	27,358	47,474
Increase / (Decrease) in other current liabilities	24,578	(120,720)
Increase / (Decrease) in other non-current liabilities	715	617
Net cash provided by / (used in) operating activities	(1,563)	7,993
Cash flows from investing activities
Additions to property, plant and equipment	(1,342)	(7,942)
Net cash provided by / (used in) investing activities	(1,342)	(7,942)
Cash flows from financing activities
Proceeds from / (repayment of) short term debts and	9,603	18,656
unsecured loans from related parties, net
Proceeds from / (repayment of) long term debts	(6,756)	(1,566)
Net cash provided by financing activities	2,847	17,090
Effect of exchange rate changes on cash	1,884	(6,984)
Net increase/(decrease) in cash and cash equivalents	(1,942)	10,157
Cash and cash equivalents at beginning of the Period	97,960	88,616
Cash and cash equivalents at end of the Period	96,018	98,773

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	20,244	14,884
Income taxes paid	1,198	1,155

Non-cash items:
Allotment of common stock	—	—

The accompanying notes are an integral part to these interim condensed consolidated financial statements.

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

The Company is a leading service provider in the matrimonial industry and entered in to wedding event management and allied services segments including wedding catering services through its subsidiary (KM Wedding Events Management Private Limited formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As at June 30, 2015, the Company maintains a 58.33% ownership interest in KM Wedding Events Management Private Limited, India. With the addition of wedding services, which focuses on the higher end of the value chain in the wedding industry, the Company is able to service the customers already using KM for the matrimonial service. The Company became one of the earliest entrants in the industry to provide an integrated wedding service in Tamil Nadu, India.

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

Revenue and related expenses generated from our international subsidiary is generally denominated in the currency of Indian Rupee (`). The statements of income of our international subsidiary are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period.

Subsequent events have been evaluated through August 12, 2015, the date these financial statements were issued.

The closing exchange rate as at June 30, 2015 and March 31, 2015 was Rs. 63.59 and Rs. 62.31 to 1 $ respectively. The average exchange rate for the period ended June 30, 2015 was Rs. 63.3686 to 1 $.

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

KM Wedding Events Management, Inc

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

d. Comprehensive Loss

The company's other comprehensive loss consists of unrealized gains/(losses) on foreign currency translation adjustments.

e. Income taxes

The company follows the provisions of FASB ASC 740-270, Income Taxes (Interim Reporting), to arrive at the effective tax rate. The effective tax rate is the best estimate of the expected annual tax rate to be applied to the taxable income for the current reporting period. Deferred tax assets and liabilities are recognised at the normal tax rate of 32.445% (including surcharge at 5% and education cess @ 3%).

3. Cash and cash equivalents

Cash and cash equivalents at June 30, 2015 and March 31, 2015 comprises the following:
Particulars		As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015

(a)	Cash on hand	87,701	89,219
(b)	Balance with banks on current accounts	8,317	8,741
Total		96,018	97,960

4.	Accounts receivable

Accounts receivable at June 30, 2015 and March 31, 2015, respectively, comprises the following:
Particulars		As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015
(a)	Customers (trade)	545,072	551,575
Total		545,072	551,575

5.	Other current assets

Other current assets at June 30, 2015 and March 31, 2015, respectively, comprises the following:
	Particulars	As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015

(a)	Event advances	212,101	216,312
(b)	Staff advances	39,004	39,802
(c)	Loans and advances	306,197	333,562
(d)	Prepaid expenses	6,159	13,638
Total		563,461	603,314

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

6.	Property, plant and equipment, net

Property, plant and equipment at June 30, 2015 and March 31, 2015, respectively, comprises the following:
Particulars		Gross Carrying Value		Accumulated Depreciation		Net Carrying Value
		June 30, 2015 (Unaudited)	March 31, 2015	June 30, 2015 (Unaudited)	March 31, 2015	June 30, 2014 (Unaudited)	March 31, 2015
(a)	Vehicles	41,270	42,118	7,306	6,502	33,964	35,616
(b)	Computers & Peripherals	72,316	73,802	67,345	68,367	4,971	5,435
(c)	Furniture & Fixtures	13,948	14,234	6,650	6,432	7,298	7,802
(d)	Office Equipment	59,941	61,173	33,305	32,533	26,637	28,640
(e)	Leasehold improvements	78,994	80,616	43,372	42,254	35,621	38,362
(f)	Plant & Machinery	10,445	9,295	1,560	1,077	8,885	8,218
Total		276,914	281,238	159,538	157,165	117,376	124,073

Operating leases
The total amount of operating lease expensesis as follows:
Particulars	For the Period ended	For the Period ended
	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)
Lease Expenses	17,722	8,755

7.	Intangible assets, net

Intangible assets at June 30, 2015 and March 31, 2015 comprise the following:
Particulars	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	June 30, 2015 (Unaudited)	March 31, 2015	June 30, 2015 (Unaudited)	March 31, 2015	June 30, 2015 (Unaudited)	March 31, 2015
(a) Software	52,578	53,658	32,792	31,193	19,786	22,465
Total	52,578	53,658	32,792	31,193	19,786	22,465

8.	Other non-current assets

Other non-current assets at June 30, 2015 and March 31, 2015, comprises of the following:
	Particulars	As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015

(a)	Rental advance	21,289	25,156
(b)	Deposits	62,453	63,536
(c)	Software under application development stage	11,303	9,211
Total		95,045	97,903

KM Wedding Events Managment, Inc

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

9.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities at June 30, 2015 and March 31, 2015 comprises of the following:
Particulars		As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015
(a)	Accounts payable	119,460	87,895
(b)	Salary payable	29,825	24,094
(c)	Current portion of provision for gratuity	1,771	1,701
(d)	General and administrative expenses payable	76,901	76,397
Total		227,957	190,087

10.	Statutory liabilities

Income tax and other statutory liabilities at June 30, 2015 and March 31, 2015 comprises of the following:
		As at	As at
	Particulars	June 30, 2015 (Unaudited)	March 31, 2015
(a)	Service tax	179,134	156,573
(b)	Provident fund	18,914	25,192
(c)	Employees state insurance	6,976	6,291
(d)	Professional tax	5,513	5,554
(e)	Tax deducted at source	38,351	31,350
(f)	Income tax ( net of advance tax)	21,119	22,771
Total		270,007	247,731

11.	Short-term loans & current portion of long-term debt

Short term loans and borrowings as a June 30, 2015 and March 31, 2015 comprise of the following:
Particulars		As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015
(a)	Bank overdraft[1]	162,627	172,122
(b)	Secured loan	192	196
(c)	Unsecured loan	28,727	23,469
(d)	Current portion of long-term debt	23,113	22,056
Total		214,659	217,843

1 The bank overdraft facility as at June 30, 2015 is secured by way of hypothecation of trade receivables, current assets and fixed assets of the company except vehicles financed by other banks / financial institutions.

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

12.	Long-term debt

Long-term debt as at June 30, 2015 and March 31, 2015 comprises of the following:
		As at	As at
	Particulars	June 30, 2015 (Unaudited)	March 31, 2015
(a)	Secured loans[1]	269,708	279,161
(b)	Vehicle loans[2]	20,981	22,838
		290,689	301,999
(d)	Current portion of long-term debt	(23,113)	(22,056)
Total		267,576	279,943

[1] During the last quarter ended March 31, 2015, the company, its directors and relatives of directors have availed a term loan on a joint and several liability basis from ICICI Bank for an amount of $ 715,521.31. The company’s liability has been initially recognized in the financial statements at $ 275,989. under secured loans. The personal property of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors, vide Board resolution dated January 12, 2015 and a Memorandum of Understanding has been entered into between the company and its co-obligors. The total outstanding amount as at June 30, 2015 & March 31, 2015 towards this debt arrangement is $ 699,236 & $ 723,745.89. The carrying amount of the company’s liability as at June 30, 2015 & March 31, 2015 is $ 269,708 & $ 279,161.38.

[2] The interest rates of these vehicle loans range from 11 % to 16%. These loans are repayable in monthly instalments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding at June 30, 2015 is as follows:

Particulars	Aa at June 30, 2015 (Unaudited)
2016	17,079
2017	25,256
2018	26,161
2019	27,720
2020	26,113
Thereafter	168,360
Total long term debt	290,689

13.	Other current liabilities

Other current liabilities at June 30, 2015 and March 31, 2015 comprise of the following:
Particulars		As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015

(a)	Unearned revenues (i.e. billings in excess of revenue)	108,357	95,538
(b)	Advances received	54,097	45,258
Total		162,454	140,796

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

14.	Other non-current liabilities

Other non-current liabilities at June 30, 2015 and March 31, 2015 comprise of the following:
Particulars		As at	As at
		June 30, 2015 (Unaudited)	March 31, 2015
(a)	Trade Deposits	5,788	5,856
(b)	Provision for gratuity	14,955	14,556
Total		20,693	20,412

15. Common Stock

The company has only one class of equity shares having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorised Equity share capital (number of shares) of the company is 300,000,000 shares as at June 30, 2015 & March 31, 2015. The issued, subscribed and paid-up equity share capital (number of shares) of the company is 42,096,160 shares as at June 30, 2015 & March 31, 2015.

The shares issued are as follows:

(i) 33,000,000 number of shares at par value of $ 0.001 per share are issued for consideration other than cash.

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

The Shareholders who have subscribed 4,050,000 numbers of shares at the rate of $0.20 per share have an option to purchase a warrant for every two shares held which entitles the holder to purchase an additional share at the rate of $0.40 per share for the period of two years from the date of issuance.

Preferred Stock

The authorised Preference share capital (number of shares) of the company is 10,000,000 shares having a par value of $ 0.001 per share as at June 30, 2015. The issued, subscribed and paid-up Preference share capital is Nil as at June 30, 2015.

KM Wedding Events Management, Inc Notes to Interim Condensed Consolidated financial statements (in US Dollars $ unless otherwise stated)

16.	Matrimonial service income

Particulars		For the three months ended June 30
		2015	2014
		(Unaudited)
(a)	Profile Registration and Event Incomes	127,901	217,046
(b)	Sponsorship Income and advertisement Income	5,129	29,829
(c)	Sale of space or time slot - Television series	21,541	22,827
(f)	Sale of products (magazines)	-	2,102
	Total	154,571	271,804

17.	Matrimonial service expenses

Particulars		For the three months ended June 30,
		2015	2014
		(Unaudited)

(a)	Event expenses	41,525	28,232
(b)	Production and telecast expenses - Television series	21,051	27,709
(c)	Publication expenses	9,909	19,663
(d)	ARC commission	4,036	4,852
(e)	Amortization of film cost	9,320	8,507
	Total	85,841	88,963

18.	General and administrative expenses

Particulars		For the three months ended June 30,
		2015	2014
		(Unaudited)

(a)	Lease expenses	18,019	9,052
(b)	Repairs & Maintenance	3,899	6,614
(c)	Insurance	179	523
(d)	Electricity charges	3,198	3,059
(e)	Audit fees	2,170	2,299
(f)	Filing Charges	300	9,328
(g)	Bank charges	3,156	2,706
(h)	Bad debts	2,853	7,229
(j)	Travelling and conveyance	706	9,552
(k)	Professional charges	17,500	9,994
(l)	Printing & Stationery	1,141	1,387
(m)	Telephone, Courier & Postage	4,468	6,616
(n)	Security charges	1,030	1,104
(o)	Business promotion expenses	38,828	15,139
(r)	Others	2,662	2,119
	Total	100,109	86,721

KM Wedding Events Management, Inc

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

19.	Earnings / (loss) per share (EPS)

Particulars		For the three months ended June 30,
		2015	2014
		(Unaudited)

(a)	Net income / (loss)	(97,216)	5,123
(b)	Weighted average number of equity shares outstanding shares	42,096,160	41,646,160
Earnings / (loss) per share - basic and diluted		(0.0023)	0.0001

20.	Related party disclosures

(a) Names of related party and relationship

(i) Key Management Personnel (“KMP”)

(a) Mr. T V Mohan - Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of Technologies

(ii) Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

(b) Transactions with related parties

Transactions during the year ending June 30:

Particulars	KMP and Relative of KMP
	2015 (unaudited)	2014 (unaudited)
Transactions
Advances given for business purposes	21,412	104,550
Settlement of advances given for business purposes	41,872	53,993
Repayment of unsecured loans	-	2,893
Closing balances
Advances given for business purposes (debit balance)	134,801	121,188
Unsecured loans received (credit balance) [5]	239,393	288,789

5 Unsecured loans from related parties are repayable on demand.

KM Wedding Events Management, Inc Notes to Interim Condensed Consolidated financial statements (in US Dollars $ unless otherwise stated)

21.	Goodwill

Particulars
Goodwill[1]	679,948
Add: Adjustment in additional acquisition and translation reserves	8,057
Balance as of June 30, 2015	688,005

1Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited, India. In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). As of June 30, 2015, 58.33% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.

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

Impairment of Goodwill will be tested on annual basis at the end of the year.

22.	Employee benefits

Defined Benefit Plan

The liability recognized in the balance sheets as of June 30 is as follows. The obligations are unfunded as on the dates of balance sheets.

As at
	Particulars	June 30, 2015 (unaudited)	March 31, 2015
(a)	Gratuity liability recognized in the balance sheet	16,726	16,257
Weighted average assumptions used to determine net gratuity cost and benefit obligations:
For the three months ended June 30,
	Particulars	2015 (Unaudited)	2014 (Unaudited)
(a)	Discount rate	7.80% p.a.	8.50% p.a.
(b)	Long-term rate of compensation increase	7.50% p.a.	10.00% p.a.
(c)	Rate of return on plan assets	N.A.	N.A.

23.	Going concern

The financial statements have been prepared on the basis that the Company is a going concern and, therefore, no adjustments are required to be made to the carrying amount of assets and liabilities.

KM Wedding Events Management, Inc

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

24.	Film costs

The amount of unamortised film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortised film costs is expected to be amortised during the next one year.

25.	Commitments and contingencies

Service tax and other statutory dues

Penalties, if any, on account of delay in payment of service tax and other statutory dues are unascertainable.

27.	Previous period figures

Figures of previous periods have been regrouped / rearranged, wherever required to confirm to the current period presentation.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Three Months Ended June 30, 2015 and Three Months Ended June 30, 2014

Results of Operations

Our financial performance for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the three months ended June 30, 2015, the Company generated revenue of $215,555 compared to $396,350 for the corresponding period in the previous year.

In terms of revenue mix 72% of the revenues were generated from Matrimonial Services (69% for the corresponding three month period in the previous year); 22% from the Wedding Services (31% for the corresponding three month period in the previous year) and 6% of the revenues were generated from sale of rights (Nil for the corresponding three month period in the previous year).

During the three month period ended June 30, 2015, the Company incurred $325,579 of operating expenses compared to $361,992 for the corresponding three month period in the previous year, which included:

●      Matrimonial Service expenses of $85,841 compared to $88,963 for the corresponding three month period in the previous year, which represents 56% of matrimonial revenues.

●      Wedding Service expense of $34,291 ($97,520 for the corresponding three month period in the previous year) which represents 73% of wedding services revenues compared to 78 % for the corresponding three month period in the previous year.

●      General and Administrative expense of $100,109 ($86,721 for the corresponding three month period in the previous year) which represents 46% of revenues compared to 22% for the corresponding three month period in the previous year. The increase in expenses is primarily owing to investment in the US markets.

●      Personnel expenses of $97,546 ($ 82,354 for the corresponding three month period in the previous year) representing 45% of revenues compared to 21% of revenues in the corresponding three month period in the previous year; and

●      Depreciation and Amortization expenses of $7,792 ($6,434 for the corresponding three month period in the previous year).

For the three months ended June 30, 2015, the Company had operating loss of $110,024 compared to income of $34,358 for the corresponding period in the previous year. In addition, for the three month ended June 30, 2015, the Company had a net loss of $124,905 compared to income of $20,345 for the corresponding three month period in the previous year).

Liquidity and Capital Resources

Overview

At June 30, 2015, the Company had cash equivalents of $96,018 and accumulated deficit of $325,977. At June 30, 2015, the Company had a positive working capital (including current portion of long-term debt) of $224,882 compared to positive working capital of $370,459 at March 31, 2015, resulting from:

●	Accounts Receivable of $545,072 at June 30, 2015 compared to $551,575 at March 31, 2015, which represents a 1% decrease;

●	Account Payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $227,957 at June 30, 2015 compared to $190,087 at March 31, 2015, representing 20% increase;

●	Statutory liabilities of $270,007 at June 30, 2015 compared to $247,731 at March 31, 2015, representing 9% increase;

●	Short-term loans and current portion in long-term debt of $214,659 at June 30, 2015 compared to $217,843 at March 31, 2015, representing a decrease of 1%;

●	Unsecured loans of $104,592 at June 30, 2015 compared to $85,933 at March 31, 2015, representing a 22% increase;

●	Other current liabilities of $162,454 at June 30, 2015 compared to $140,796 at March 31, 2015, representing a 15% increase; and

●	Non-current liabilities of $288,269 at June 30, 2015 compared to $300,355 at March 31, 2015, representing a reduction of 4%.

Cash flows from Operating Activities

During the three month period ended June 30, 2015, net cash used in operating activities was $1,563 compared to net cash provided by operations $ 7,993 during the corresponding period in the previous year.

Cash flows from Investing Activities

During the three month period ended June 30, 2015, net cash used in investing activities was $1,342 compared to $7,942 cash used for the corresponding period in the previous year.

Cash flows from Financing Activities

During the three month period ended June 30, 2015, net cash provided by financing activities was $2,847 compared to $17,090 provided by financing activities for the corresponding period in the previous year.

Future Capital Needs

At June 30, 2015, our working capital surplus was $224,882. We had $96,018 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

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

Brief Disclosure of Long Term Contractual Obligations

As at June 30, 2015, the Company has long term debts in the form of secured loans amounting to $290,689 and repayable as under:

Less Than One Year	$17,079
One to Three Years	$79,137
More than Three Years	$194,473

Recent Accounting Pronouncements

As of June 30, 2015, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2015, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KM WEDDING EVENTS MANAGEMENT, INC.

Date: August 14, 2015	By:/s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer