Form 10-Q
period 2015-09-30
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2015-11-23
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Yes ☐ No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of November 1, 2015 was 42,096,160 shares of common stock outstanding.

1

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q
For the Six Months Period Ended September 30, 2015

2

KM WEDDING EVENTS MANAGEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Quarterly Report on Form 10-Q for year ended March 31, 2015 filed with the Securities and Exchange Commission.

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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KM Wedding Events Management, Inc
Interim Condensed Consolidated balance sheet as at September 30, 2015
(in US Dollars $ unless otherwise stated)
		as at September 30,	as at March 31,
	Notes	2015	2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3	106,606	97,960
Accounts receivable	4	527,317	551,575
Other current assets	5	539,505	603,314
Total current assets		1,173,428	1,252,849
Non-current assets:
Property, plant and equipment, net	6	113,999	124,073
Intangible assets, net	7	17,023	22,465
Goodwill	21	692,850	685,007
Film costs	24	20,254	12,289
Deferred tax asset, net		61,731	4,066
Other non-current assets	8	90,209	97,903
Total non-current assets		996,066	945,803
Total assets		2,169,494	2,198,652

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	9	245,485	190,087
Statutory liabilities	10	259,517	247,731
Short-term loans & current portion of long term debt	11	179,888	217,843
Unsecured loans from related parties, net of advances	20	126,934	85,933
Other current liabilities	13	268,686	140,796
Total current liabilities		1,080,510	882,390

Non-current liabilities:
Long-term debt	12	252,909	279,943
Other non-current liabilities	14	20,629	20,412
Total non-current liabilities		273,538	300,355

Equity:
Common stock par value $ 0.001 (shares outstanding: 42,096,160 and 42,096,160 as at September 30, 2015 and March 31, 2015, respectively)	15	42,096	42,096
Additional paid-in-Capital		1,165,712	1,165,712
Accumulated deficit		(391,242)	(228,981)
Equity Attributable to equity holders of the company		816,566	978,827
Non-Controlling Interest		(1,120)	37,080
Total equity		815,446	1,015,907
Total liabilities and equity		2,169,494	2,198,652

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the three months ended	For the three months ended	For the Six months ended	For the Six months ended
	Notes	30-Sep-15	30-Sep-14	30-Sep-15	30-Sep-14
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Matrimonial service income	16	130,547	331,086	299,012	602,890
Wedding event management income		—	87,732	39,456	212,278
Wedding infrastructure lease income		2,915	—	10,549	—
Total		133,462	418,818	349,017	815,168

Costs and expenses
Matrimonial service expenses	17	76,032	93,203	161,873	182,166
Wedding event management expenses		—	74,633	31,170	172,153
Wedding infrastructure maintenance expenses		1,174	—	4,295	—
Personnel costs		66,777	82,860	164,323	165,214
General and administrative expenses	18	135,241	151,979	235,350	237,763
Depreciation and amortization		8,093	7,193	15,885	13,627
Total		287,317	409,868	612,896	770,923
Operating Income / (loss)		(153,855)	8,950	(263,879)	44,245

Other income / (expenses)
Foreign exchange gain / (loss)		8,608	7,150	13,971	7,150
Miscellaneous income		—	275	—	275
Interest Income		—	7,953	—	7,953
Finance charges		(20,638)	(17,608)	(40,882)	(32,558)
Total other income / (expenses), net		(12,030)	(2,230)	(26,911)	(17,180)
Income / (loss) before income tax expense		(165,885)	6,720	(290,790)	27,065

Income taxes
Provision for Income taxes written back		12,353	—	12,353	—
Deferred tax benefit		75,731	—	75,731	—

Net income / (loss)		(77,801)	6,720	(202,706)	27,065

Attributable to:
Equity holders of the company		(66,355)	(30,955)	(163,571)	(25,832)
Non-controlling interest		(11,446)	37,675	(39,135)	52,897
Net income / (loss)		(77,801)	6,720	(202,706)	27,065
Earnings / (loss) per share - basic and diluted	19	(0.0016)	(0.0007)	(0.0039)	(0.0006)

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Equity Attributable to equity holders of the company	Non-controlling interest	Total Equity

As at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
Fresh issue of equity shares*	425,000	425	127,075	Nil	127,500	Nil	127,500
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	Nil	Nil	Nil	(27,147)	(27,147)	51,822	24,675
As at September 30, 2014 (unaudited)	42,071,160	42,071	1,158,237	(295,550)	904,758	(1,888)	902,870
* 425,000 no of equity shares of par value $0.001 are issued at $0.30 per share. Also refer note 15 "Common Stock"

As at March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	Nil	Nil	Nil	(162,261)	(162,261)	(38,200)	(200,461)
As at September 30, 2015 (unaudited)	42,096,160	42,096	1,165,712	(391,242)	816,566	(1,120)	815,446

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the three months ended	For the three months ended	For the Six months ended	For the Six months ended
	30-Sep-15	30-Sep-14	30-Sep-15	30-Sep-14
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income / (loss)	(77,801)	6,720	(202,706)	27,065
Other Comprehensive Loss
Foreign Currency Translation Profit/(Loss)	1,868	(2,240)	2,245	(2,390)
Total Other Comprehensive Loss	1,868	(2,240)	2,245	(2,390)

Attributable to:
Equity holders of the company	1,090	(1,307)	1,310	(1,315)
Non-controlling interest	778	(933)	935	(1,075)
Comprehensive Income/(loss)	(75,933)	4,480	(200,461)	24,675

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of cash flow
(in US Dollars $ unless otherwise stated)

	For the Six months ended	For the Six months ended
	30-Sep-15	30-Sep-14
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	(202,706)	27,065
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	15,885	13,627
Unrealized foreign exchange (gain) / loss	(14,213)	(7,150)
Bad debts	7,777	20,888
Amortization of film costs	18,829	17,549
Marketing Charges - Shares issued as consideration	—	67,500
Deferred tax benefit	(75,731)	—
Provision for Income taxes written back	(12,353)	—

Changes in operating assets and liabilities
(Increase) / Decrease in accounts receivables	12,231	(79,328)
(Increase) / Decrease in other current assets	66,957	(23,825)
(Increase) / Decrease in film costs	(27,573)	17,670
(Increase) / Decrease in other non-current assets	2,987	28,764
Increase / (Decrease) in accounts payable	62,191	30,586
Increase / (Decrease )in income tax and other statutory liabilities	24,353	54,999
Increase / (Decrease) in other current liabilities	137,580	(161,704)
Increase / (Decrease) in other non-current liabilities	1,256	369
Net cash provided by (used in) operating activities	17,470	7,010

Cash flows from investing activities
Additions to property, plant and equipment	(7,329)	(7,704)
Investments in long-term investments	—	4,186
Advance given for Investment	—	(60,000)
Net cash provided by (used in) investing activities	(7,329)	(63,518)

Cash flows from financing activities
Proceeds from short term debts	17,146	(18,932)
Proceeds from issue of Equity Shares	—	60,000
Proceeds from / (repayment of) long term debts	(13,682)	(905)
Net cash provided by (used in) financing activities	3,464	40,163
Effect of exchange rate changes on cash	4,959	2,423
Net increase in cash and cash equivalents	8,646	(13,922)
Cash and cash equivalents, beginning of period	97,960	88,616
Cash and cash equivalents, end of period	106,606	74,694

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	40,882	31,656
Income taxes paid	1,814	2,602
Non-cash items:
Allotment of common stock	—	67,500

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

Company is a service provider in the matrimonial industry through mass media through its subsidiary KM Wedding Events Management Private Limited (formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As of September 30, 2015, the Company maintains a 58.33% ownership interest in KM Wedding Events Management Private Limited, India.

2. Significant Accounting Policies

a. Basis of Consolidation

The company has invested  $ 569,000 to acquire 2,841,398 no of  Equity shares of KM Wedding Events Management Private Limited, India. Subsequent to this investment, KM Wedding Events Management Private Limited, India has become subsidiary of this company. The agreement for such acquisition was entered in the month of February 2013 and executed in the month of April 2013.

b. Form and Content of the Financial Statements

The Company maintains its books and records in accordance with generally accepted accounting policies in USA (“US GAAP”). The accompanying financial statements were derived from the Company’s statutory books and records. The financial statements are presented in US Dollars  ($), the national currency of USA.

Revenue and related expenses generated from our international subsidiary is generally denominated in the currency of Indian Rupee (Rs.). The statements of income of our international subsidiary is translated into U.S. dollars at exchange rates indicative of market rates during each applicable period.

The interim condensed financial statements included herein are unaudited and have been prepared in accordance with US GAAP for interim financial reporting (primarily with topic 270, Interim Reporting, of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC")), and do not include all disclosures required by US GAAP. The company has omitted disclosures which would substantially duplicate the information contained in its 2015 audited financial statements, such as accounting policies. Additionally, the company has provided disclosures where significant events have occurred subsequent to the issuance of its 2015 audited financial statements. Management believes that the disclosures are adequate to make the information presented not misleading if these interim condensed financial statements are read in conjunction with the company’s 2015 audited financial statements and the notes related thereto. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly, the company’s financial position, results of operations and cash flows for the interim reporting periods.

The results of operations for six months ended September 30, 2015 may not be indicative of the results of operations for the full year ending March 31, 2016. Subsequent events have been evaluated through November 21, 2015, the date these financial statements were issued.

The closing exchange rate as of September 30, 2015 and March 31, 2015 was 65.50 and 62.31 Indian Rupees to one US dollar, respectively. The average exchange rates for the six months ended September 30, 2015 was 64.1518

c. Management Estimates

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

d. Comprehensive Loss

The company's other comprehensive loss consists of unrealized gains(losses) on foreign currency translation adjustments.

3.	Cash and cash equivalents

	Cash and cash equivalents as at September 30, 2015 comprises the following:

	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March , 2015
	(a)	Cash on hand	85,664	89,219
	(b)	Balance with banks on current accounts	20,942	8,741
	Total		106,606	97,960

4.	Accounts receivable
	Accounts receivable as at September 30, 2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March , 2015
	(a)	Customers (trade)	527,317	551,575
	Total		527,317	551,575

5.	Other current assets
	Other current assets as at September 30, 2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March , 2015
	(a)	Event advances	205,777	216,312
	(b)	Staff advances	37,991	39,802
	(c)	Advance tax (net of provision for income tax)	8,522	-
	(d)	Loans and advances	286,503	333,562
	(e)	Prepaid expenses	712	13,638
	Total		539,505	603,314

6.	Property, plant and equipment, net
	Property, plant and equipment as at September 30, 2015 comprises the following:
	Particulars		Gross carrying value		Accumulated depreciation		Net carrying value
			30 Sep, 2015 (Unaudited)	31-Mar-15	30 Sep, 2015 (Unaudited)	31-Mar-15	30 Sep, 2015 (Unaudited)	31-Mar-15
	(a)	Vehicles	40,067	42,118	8,011	6,502	32,056	35,616
	(b)	Computers & Peripherals	70,207	73,802	65,729	68,367	4,478	5,435
	(c)	Furniture & Fixtures	13,541	14,234	6,797	6,432	6,744	7,802
	(d)	Office Equipments	63,592	61,173	34,112	32,533	29,480	28,640
	(e)	Leasehold improvements	76,690	80,616	44,041	42,254	32,649	38,362
	(f)	Plant & Machinery	10,622	9,295	2,030	1,077	8,592	8,218
	Total		274,719	281,238	160,720	157,165	113,999	124,073

Operating leases
The total amount of operating lease expenses is as follows:
Particulars	For the Six Months ended	For the Six Months ended
	30 September, 2015 (unaudited)	30 September, 2014 (Unaudited)
Lease Expenses	34,200	18,103

7.	Intangible assets, net
	Intangible assets as at September 30, 2015 comprise the following:
	Particulars	Gross carrying value		Accumulated amortization		Net carrying value
		30 Sep, 2015 (Unaudited)	31-Mar-15	30 Sep, 2015 (Unaudited)	31-Mar-15	30 Sep, 2015 (Unaudited)	31-Mar-15
	(a) Software	51,045	53,658	34,022	31,193	17,023	22,465
	Total	51,045	53,658	34,022	31,193	17,023	22,465

8.	Other non-current assets
	Other non-current assets as at September 30, 2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March, 2015
	(a)	Rental advance	17,405	25,156
	(b)	Deposits	60,632	63,536
	(c)	Software under application development stage	12,172	9,211
	Total		90,209	97,903

9.	Accounts payable and accrued liabilities
	Accounts payable and accrued liabilities as at September 30,2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March, 2015
	(a)	Accounts payable	154,668	87,895
	(b)	Salary payable	10,302	24,094
	(c)	Current portion of provision for gratuity	1,801	1,701
	(d)	General and administrative expenses payable	78,714	76,397
	Total		245,485	190,087

10.	Statutory liabilities
	Income tax and other statutory liabilities as at September 30,2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March, 2015
	(a)	Service tax	185,029	156,573
	(b)	Provident fund	12,394	25,192
	(c)	Employees state insurance	2,523	6,291
	(d)	Professional tax	5,489	5,554
	(e)	Withholding tax	54,082	31,350
	(f)	Income tax	–	22,771
	Total		259,517	247,731

11.	Short term borrowings and long term debt
	Short term loans and borrowings as at September 30,2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March, 2015
	(a)	Bank overdraft[1]	153,937	172,122
	(b)	Unsecured loan	2,000	23,469
	(c)	Secured loan	-	196
	(d)	Current portion of long-term debt	23,951	22,056
	Total		179,888	217,843

 1 The bank overdraft facility is secured by way of hypothecation of trade receivables, current assets and fixed assets of the company except vehicles financed by other banks / financial institutions

12.	Long Term Debt
	Long term debt comprise the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March, 2015
	(a)	Secured loans[1]	257,892	279,161
	(c)	Vehicle loans[2]	18,968	22,838
			276,860	301,999
	(d)	Current portion of long-term debt	(23,951)	(22,056)
		Total	252,909	279,943

1 During the quarter ended March 31, 2015, the company, its directors and relatives of directors have availed a term loan on a joint and several liability basis from ICICI Bank for an amount of $ 694,656. The company’s liability has been initially recognized in the financial statements at $ 267,941 under secured loans. The personal properties of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors in the Board Meeting held on January 12, 2015 and a Memorandum of Understanding has been entered into between the company and its co-obligors. The total outstanding amount as at September 30, 2015 and March 31, 2015 towards this debt arrangement is $ 668,604 and $ 723,745 respectively. The carrying amount of the company’s liability as at September 30, 2015 and March 31, 2015 is $ 257,892 and $ 279,161 respectively.

2 The interest rates of these Vehicle loans range from 11 % to 16%. These loans are repayable in monthly instalments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as at September 30, 2015 is as follows:

Particulars	As at September 30, 2015 (Unaudited)
2016	11,597
2017	25,453
2018	26,371
2019	27,920
2020	26,390
Thereafter	159,129
Total long term debt	276,860

13.	Other current liabilities
	Other current liabilities as at September 30, 2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March, 2015
	(a)	Unearned revenues (i.e. billings in excess of revenue)	119,801	95,538
	(b)	Advances received	148,885	45,258
	Total		268,686	140,796

14.	Other non-current liabilities
	Other non-current liabilities as at September 30, 2015 comprises the following:
	Particulars		as at	as at
			30 September, 2015 (Unaudited)	31 March, 2015
	(a)	Trade Deposits	5,418	5,856
	(b)	Provision for gratuity	15,211	14,556
	Total		20,629	20,412

15.	Common Stock
The company has only one class of equity shares having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized Equity share capital (number of shares) of the company is 300,000,000 shares as at September 30, 2015 and March 31, 2015. The issued, subscribed and paid-up equity share capital (number of shares) of the company is 42,096,160 shares as at September 30, 2015 and 42,096,160 shares as at March 31, 2015.
(i) 4,596,160 number of shares are issued at a price of $ 0.05 per share
(ii) 4,050,000 number of shares are issued at a price of $ 0.20 per share
(iii) 33,000,000 number of shares at par value of $ 0.001 per share are issued for consideration other than cash.
(iv) 200,000 number of shares are issued at a price of $ 0.30 per share
(v) 250,000 number of shares are issued for consideration other than cash at a price of $ 0.30 per share
The shares are issued at a price mutually agreed by the shareholders pursuant to an agreement entered with them.

Preferred Stock
The authorized Preference share capital (number of shares) of the company is 10,000,000 shares having a par value of $ 0.001 per share as at September 30, 2015. The issued, subscribed and paid-up Preference share capital is Nil as at September 30, 2015.

The Shareholders who have subscribed 4,050,000 number of shares at the rate of $0.20 per share have an option to purchase a warrant for every two shares held which entitles the holder to purchase an additional share at the rate of $0.40 per share for the period of two years from the date of issuance.

16.	Matrimonial service income
	Particulars		For the three months ended		For the Six months ended
			30/Sep/15	30/Sep/14	30/Sep/15	30/Sep/14
	(a)	Profile Registration and Event Incomes	112,022	170,862	239,923	387,908
	(b)	Sponsorship Income and advertisement Income	4,193	46,341	9,322	76,170
	(c)	Sale of products(magazines)/Television series/television rights	14,332	113,883	49,767	138,812
		Total	130,547	331,086	299,012	602,890

17.	Matrimonial service expenses
	Particulars		For the three months ended		For the Six months ended
			30/Sep/15	30/Sep/14	30/Sep/15	30/Sep/14
	(a)	Event expenses	11,611	42,929	53,136	71,161
	(b)	Production and telecast expenses - television series	37,584	27,588	58,635	55,297
	(c)	Publication expenses	4,973	9,036	14,882	28,699
	(d)	Sub-contracting charges	10,280	-	10,280	-
	(e)	ARC commission	2,075	4,608	6,111	9,460
	(f)	Amortization of film cost	9,509	9,042	18,829	17,549
		Total	76,032	93,203	161,873	182,166

18.	General and administrative expenses
	Particulars		For the three months ended		For the Six months ended
			30/Sep/15	30/Sep/14	30/Sep/15	30/Sep/14
	(a)	Lease expenses	16,577	9,645	34,596	18,697
	(b)	Repairs & Maintenance	3,415	7,893	7,314	14,507
	(c)	Insurance	374	205	553	728
	(d)	Electricity charges	2,550	2,725	5,748	5,784
	(e)	Audit fees	2,117	2,269	4,287	4,568
	(f)	Filing Charges	3,700	14,500	4,000	23,828
	(g)	Bank charges	1,617	3,135	4,773	5,841
	(h)	Bad debts	4,924	13,659	7,777	20,888
	(i)	Travelling and conveyance	1,356	8,963	2,062	18,515
	(j)	Professional charges	45,208	15,944	62,708	25,938
	(k)	Printing & Stationery	1,026	944	2,167	2,331
	(l)	Telephone, Courier & Postage	4,315	5,981	8,783	12,597
	(m)	Security charges	1,016	1,088	2,046	2,192
	(n)	Business promotion expenses	46,172	58,611	85,000	73,750
	(o)	Others	874	6,417	3,536	7,599
		Total	135,241	151,979	235,350	237,763

19.	Earnings / (loss) per share (EPS)
	Particulars		For the three months ended		For the Six months ended
			30/Sep/15	30/Sep/14	30/Sep/15	30/Sep/14
	(a)	Net income / (loss)	(66,355)	(30,955)	(163,571)	(25,832)
	(b)	Weighted average number of equity shares outstanding	42,096,160	41,646,160	42,096,160	41,721,845
	Earnings / (loss) per share - basic and diluted		(0.0016)	(0.0007)	(0.0039)	(0.0006)

20.	Related party disclosures

(a)	Names of related party and relationship
(i) Key Management Personnel ('KMP')
(a) Mr. T V Mohan- Chairman and Director
(b) Ms. Meera Nagarajan - President, CEO and Managing Director
(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of technologies
(ii) Relatives of KMP
(a) Mr. Sridhar Kalyanasundaram

Particulars	KMP and Relative of KMP
	2015 (unaudited)	2014 (unaudited)
Transactions
Advances given for business purposes	51,918	198,555
Settlement of advances given for business purposes /advance received form the director	235,775	60,040
Repayment of unsecured loans	137,721	2,794
Closing balances
Advances received from Directors (credit bal.)	29,409	-
Advances given for business purposes (debit bal.)	-	207,238
Unsecured loans received (credit bal.) (Refer note below)	97,525	280,114

21.	Goodwill
	Particulars
	Goodwill[1]	679,948
	Add: Cumulative Translation adjustment	12,902
	Balance as at September 30, 2015	692,850

1Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). As of September 30, 2015, 58.33% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.

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

Impairment of Goodwill will be tested on annual basis at the end of the year.

22.	Employee Benefits
Defined Benefit Plan
The liability recognized in the balance sheets as at September 30, 2015 is as follows. The obligations are unfunded as on the dates of balance sheets.

	Particulars	As at September 30
		2015 (Unaudited)	2014 (Unaudited)
(a)	Gratuity liability recognized in the balance sheet	17,012	7,257

Weighted average assumptions used to determine net gratuity cost and benefit obligations:
For the Six months ended September 30,
Particulars		2015 (Unaudited)	2014 (Unaudited)
(a)	Discount rate	7.80% p.a.	8.50% p.a.
(b)	Long-term rate of compensation increase	7.50% p.a.	10.00% p.a.
(c)	Rate of return on plan assets	N.A.	N.A.

23. Going Concern

The financial statements have been prepared on the basis that the company is a going concern & thereby no adjustments are required to be made to the carrying amount of assets and liabilities.

24. Film Costs

The amount of unamortized film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortized film costs is expected to be amortized during the next one year.

25. Commitments and Contingencies

Statutory Dues

Penalties, if any, on account of delay in payment of service tax and other statutory dues are unascertainable.

26. Previous Period Figures

Figures of previous period have been regrouped / rearranged, wherever required to confirm to the current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF KM WEDDING EVENTS MANAGEMENT, INC. AND THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Overview of Our Business

We have been involved in the wedding services industry in South India since 2004. “KM” is our brand, which is a short form for ‘KalyanaMalai’ meaning ‘Wedding Garland’ in South Indian language. Our services comprise of Matrimonial (Matchmaking) Services (“Matrimonial Services”) and Wedding Services (until June 30, 2015).Considering various business related aspects (including socio-economic aspects), the Company has decided to have a dedicated focus on Matrimonial Services business commencing July 1, 2015.

Matrimonial Services include matchmaking and partner identification, through multiple delivery channels via print and visual media, website, physical centers and events. In order to increase traction in the Matrimonial services business, we started leasing wedding halls (physical infrastructures where a wedding is conducted, similar to banquet halls of hotels). The first wedding hall has already commenced operations.

In India, we currently focus on the geographic locations of Tamil Nadu and Andhra Pradesh (two of the Southern States in India). We believe that we are well positioned to utilize the potential of the Matrimonial Services market because of our early presence in this market since 2004. We have conducted promotional events across the U.S.to capture the market potential. We are continuing our efforts to expand our presence in the US. Our target customers include the Indian high-income group, higher middle-income group, and other affluent individuals both in the U.S. and India. This segment, being upwardly mobile and comfort and service focused, is the right target group for our business strategy.

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

Based on the experience gained from the above activities, we believe that there is a demand and need in the Indian Diaspora in the U.S. for our Matrimonial Services. We believe a customized and focused approach is required to market to this segment. The current plan for exploring this business opportunity includes setting up offices in the U.S. (fiscal 2015), growing Matrimonial Services for weddings to be fixed in India by Indians in the U.S. launching a customized website for Matrimonial Services in the U.S. market (fiscal 2016-17).

Comparison of Three  Months Ended September 30, 2015 and Three Months Ended September 30, 2014

Results of Operations

Our financial performance for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the three months ended September 30, 2015, the Company generated revenue of $133,462 compared to $418,818 for the corresponding period in the previous year.

In terms of revenue mix 98% of the revenues were generated from Matrimonial Services (79% for the corresponding three month period in the previous year); Nil from the Wedding Services (21% for the corresponding three month period in the previous year) and 2% of the revenues were generated from wedding infrastructure leasing services (Nil for the corresponding three month period in the previous year).

During the three month period ended September 30, 2015, the Company incurred $287,317 of operating expenses compared to $409,868 for the corresponding three month period in the previous year, which included:

•	Matrimonial Service expenses of $76,032 compared to $93,203 for the corresponding three month period in the previous year, which represents 58% of matrimonial revenues.

•	General and Administrative expense of $135,241 ($151,979 for the corresponding three month period in the previous year) which represents 101% of revenues compared to 36% for the corresponding three month period in the previous year.

•	Personnel expenses of $66,777 ($82,860 for the corresponding three month period in the previous year) representing 50% of revenues compared to 20% of revenues in the corresponding three month period in the previous year; and

•	Depreciation and Amortization expenses of $8,093 ($7,193 for the corresponding three month period in the previous year).

For the three months ended September 30, 2015, the Company had operating loss of $153,855 compared to income of $8,950 for the corresponding period in the previous year. In addition, for the three month ended September 30, 2015, the Company had a net loss of $77,801 compared to income of $6,720 for the corresponding three month period in the previous year).

Comparison of Six Months Ended September 30, 2015 and Six Months Ended September 30, 2014

Results of Operations

Our financial performance for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the six months ended September 30, 2015, the Company generated revenue of $349,017 compared to $815,168 for the corresponding period in the previous year.

In terms of revenue mix 86% of the revenues were generated from Matrimonial Services (74% for the corresponding six month period in the previous year); 11% from the Wedding Services (26% for the corresponding six month period in the previous year) and 3% of the revenues were generated from wedding infrastructure leasing services (Nil for the corresponding six month period in the previous year).

During the six month period ended September 30, 2015, the Company incurred $612,896 of operating expenses compared to $770,923 for the corresponding six month period in the previous year, which included:

•	Matrimonial Service expenses of $161,873 compared to $182,166 for the corresponding six month period in the previous year, which represents 54% of matrimonial revenues.

•	Wedding Service expense of $31,170 ($172,153 for the corresponding six month period in the previous year) which represents 79% of wedding services revenues compared to 81 % for the corresponding six month period in the previous year.

•	General and Administrative expense of $235,350 ($237,763 for the corresponding six month period in the previous year) which represents 67% of revenues compared to 29% for the corresponding six month period in the previous year.

•	Personnel expenses of $164,323 ($165,214 for the corresponding six month period in the previous year) representing 47% of revenues compared to 20% of revenues in the corresponding six month period in the previous year; and.

•	Depreciation and Amortization expenses of $15,885 ($13,627 for the corresponding six month period in the previous year).

For the six months ended September 30, 2015, the Company had operating loss of $263,879 compared to income of $44,245 for the corresponding period in the previous year. In addition, for the six month ended September 30, 2015, the Company had a net loss of $202,706 compared to income of $27,065 for the corresponding six month period in the previous year).

 Liquidity and Capital Resources

Overview

At September 30, 2015, the Company had cash equivalents of $106,606 and accumulated deficit of $391,242. At September 30, 2015, the Company had a positive working capital (including current portion of long-term debt) of $92,918 compared to positive working capital of $370,459 at March 31, 2015, resulting from:

•	Accounts Receivable of $527,317 at September 30, 2015 compared to $551,575 at March 31, 2015, which represents a 4% decrease;

•	Account Payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $245,485 at September 30, 2015 compared to $190,087 at March 31, 2015, representing 29% increase;

•	Statutory liabilities of $259,517 at September 30, 2015 compared to $247,731 at March 31, 2015, representing 5% increase;

•	Personnel expenses of $164,323 ($165,214 for the corresponding six month period in the previous year) representing 47% of revenues compared to 20% of revenues in the corresponding six month period in the previous year; and.

•	Short-term loans and current portion in long-term debt of $179,888 at September 30, 2015 compared to $217,843 at March 31, 2015, representing a decrease of 17%;

•	Unsecured loans of $126,934 at September 30, 2015 compared to $85,933 at March 31, 2015, representing a 48% increase;

•	Other current liabilities of $268,686 at September 30, 2015 compared to $140,796 at March 31, 2015, representing a 91% increase; and

•	Non-current liabilities of $273,538 at September 30, 2015 compared to $300,355 at March 31, 2015, representing a reduction of 9%.

Cash flows from Operating Activities

During the six month period ended September 30, 2015, net cash provided by operating activities was $17,470 compared to net cash provided by operations $7,010 during the corresponding period in the previous year.

Cash flows from Investing Activities

During the six month period ended September 30, 2015, net cash used in investing activities was $7,329 compared to $63,518 cash used for the corresponding period in the previous year.

Cash flows from Financing Activities

During the six month period ended September 30, 2015, net cash provided by financing activities was $3,464 compared to $40,163 provided by financing activities for the corresponding period in the previous year.

Future Capital Needs

At September 30, 2015, our working capital surplus was $92,918. We had $106,606 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

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

Brief Disclosure of Long Term Contractual Obligations

As at September 30, 2015, the Company has long term debts in the form of secured loans amounting to $276,860 and repayable as under:

Less Than One Year	$11,597
One to Three Years	$79,744
More than Three Years	$185,519

Recent Accounting Pronouncements

As of September 30, 2015, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2015, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nil.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
10.1	Termination Agreement.*
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KM WEDDING EVENTS MANAGEMENT, INC.

Date: November 23, 2015	By:/s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer

