Form 10-Q
period 2015-12-31
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2016-02-16
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

Yes ☐ No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of February 10, 2016 was 42,096,160 shares of common stock outstanding.

i

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q
For the Nine Months Period Ended December 31, 2015

ii

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended December 31, 2015 filed with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KM Wedding Events Management, Inc
Interim Condensed Consolidated Balance Sheets
(in US Dollars $ unless otherwise stated)
		As at December 31,	As at March 31,
	Notes	2015	2015
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3	103,781	97,960
Accounts receivable	4	496,549	551,575
Other current assets	5	526,824	603,314
Total current assets		1,127,154	1,252,849
Non-current assets:
Property, plant and equipment, net	6	106,892	124,073
Intangible assets, net	7	14,651	22,465
Goodwill	21	694,856	685,007
Film costs	24	11,334	12,289
Deferred tax asset, net		60,962	4,066
Other non-current assets	8	82,926	97,903
Total non-current assets		971,621	945,803
Total assets		2,098,775	2,198,652

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	9	287,146	190,087
Statutory liabilities	10	269,550	247,731
Short-term loans & current portion of long term debt	11	183,900	217,843
Unsecured loans from related parties, net of advances	20	218,144	85,933
Other current liabilities	13	205,385	140,796
Total current liabilities		1,164,125	882,390

Non-current liabilities:
Long-term debt	12	244,872	279,943
Other non-current liabilities	14	21,214	20,412
Total non-current liabilities		266,086	300,355

Equity:
Common stock par value $ 0.001 (shares outstanding: 42,096,160 and 42,096,160 as at December 31, 2015 and March 31, 2015, respectively)	15	42,096	42,096
Additional paid-in-Capital		1,165,712	1,165,712
Accumulated deficit		(493,875)	(228,981)
Equity Attributable to equity holders of the company		713,933	978,827
Non-Controlling Interest		(45,369)	37,080
Total equity		668,564	1,015,907
Total liabilities and equity		2,098,775	2,198,652

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the Three Months ended	For the Three Months ended	For the Nine Months ended	For the Nine Months ended
	Notes	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Matrimonial service income	16	155,251	450,929	452,888	1,053,819
Wedding event management income		—	177,086	38,789	389,364
Wedding infrastructure lease income		6,410	—	16,908	—
Total		161,661	628,015	508,585	1,443,183

Costs and expenses
Matrimonial service expenses	17	64,479	109,496	225,680	291,662
Wedding event management expenses		—	143,610	28,866	315,763
Wedding infrastructure maintenance expenses		3,155	—	7,430	—
Personnel costs		92,153	98,974	255,694	264,188
General and administrative expenses	18	112,770	172,953	349,068	410,716
Depreciation and amortization		8,122	8,654	23,932	22,218
Total		280,678	533,687	890,670	1,304,610
Operating Income / (loss)		(119,017)	94,328	(382,085)	138,573

Other income / (expenses)
Foreign exchange gain / (loss)		2,622	6,466	16,978	13,616
Miscellaneous income		—	(275)	—	—
Interest Income		—	(151)	—	7,802
Finance charges		(34,773)	(13,385)	(75,634)	(45,943)
Total other income / (expenses), net		(32,151)	(7,345)	(58,656)	(24,525)
Income / (loss) before income tax expense		(151,169)	86,983	(440,741)	114,048

Income taxes

Provision for Income taxes written back		—	—	12,294	—
Deferred tax benefit		—	31,464	75,371	31,464
Prior Period Taxes		—	(19,545)	—	(19,545)
Current Taxes		—	(25,965)	—	(25,965)
Net income / (loss)		(151,169)	72,937	(353,076)	100,002

Attributable to:
Equity holders of the company		(88,177)	50,281	(268,238)	24,449
Non-controlling interest		(62,992)	22,656	(84,838)	75,553
Net income / (loss)		(151,169)	72,937	(353,076)	100,002
Earnings / (loss) per share - basic and diluted	19	(0.0021)	0.0012	(0.0064)	0.0006

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Equity Attributable to equity holders of the company	Non-controlling interest	Total Equity

As at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695
Fresh issue of equity shares*	425,000	425	127,075	Nil	127,500	Nil	127,500
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	Nil	Nil	Nil	(27,147)	(27,147)	51,822	24,675
As at December 31, 2014 (unaudited)	42,071,160	42,071	1,158,237	(295,550)	904,758	(1,888)	902,870
* 425,000 no of equity shares of par value $0.001 are issued at $0.30 per share. Also refer note 15 "Common Stock"

As at March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	Nil	Nil	Nil	(264,894)	(264,894)	(82,449)	(347,343)
As at December 31, 2015 (unaudited)	42,096,160	42,096	1,165,712	(493,875)	713,933	(45,369)	668,564

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income / (loss)	(151,169)	72,937	(353,076)	100,002
Other Comprehensive Loss
Foreign Currency Translation Profit/(Loss)	3,865	(4,210)	5,733	(6,600)
Total Other Comprehensive Loss	3,865	(4,210)	5,733	(6,600)

Attributable to:
Equity holders of the company	2,254	(2,456)	3,344	(3,630)
Non-controlling interest	1,611	(1,754)	2,389	(2,970)
Comprehensive Income/(loss)	(147,304)	68,727	(347,343)	93,402

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc
Interim Condensed Consolidated Statement of cash flow
(in US Dollars $ unless otherwise stated)

	For the Nine Months ended	For the Nine Months ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	(353,076)	100,022
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	23,932	22,281
Unrealized foreign exchange (gain) / loss	(16,767)	(13,616)
Bad debts	36,915	47,432
Amortization of film costs	27,658	37,222
Marketing Charges - Shares issued as consideration	—	—
Deferred tax benefit	(75,371)	31,464
Provision for Income taxes written back	(12,294)	—

Changes in operating assets and liabilities
(Increase) / Decrease in accounts receivables	12,083	(216,015)
(Increase) / Decrease in other current assets	63,108	26,928
(Increase) / Decrease in film costs	(27,442)	(34,910)
(Increase) / Decrease in other non-current assets	9,311	29,075
Increase / (Decrease) in accounts payable	104,618	46,991
Increase / (Decrease) in income tax and other statutory liabilities	37,887	94,196
Increase / (Decrease) in other current liabilities	75,234	(181,201)
Increase / (Decrease) in other non-current liabilities	2,115	523
Net cash provided by (used in) operating activities	(92,088)	(9,628)

Cash flows from investing activities
Additions to property, plant and equipment	(7,341)	(9,689)
Investments in long-term investments	—	135,000
Advance given for Investment	—	(60,000)
Net cash provided by (used in) investing activities	(7,341)	65,311

Cash flows from financing activities
Proceeds from short term debts	129,929	(188,648)
Proceeds from issue of Equity Shares	—	127,500
Proceeds from / (repayment of) long term debts	(18,653)	29,058
Net cash provided by (used in) financing activities	111,276	(32,090)
Effect of exchange rate changes on cash	(6,026)	(27,966)
Net increase in cash and cash equivalents	5,821	(4,373)
Cash and cash equivalents, beginning of period	97,960	88,616
Cash and cash equivalents, end of period	103,781	84,243

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	75,634	45,943
Income taxes paid	8,999	16,956
Non-cash items:
Allotment of common stock	—	—

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

Company is a service provider in the matrimonial industry through mass media through its subsidiary KM Wedding Events Management Private Limited (formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As of December 31, 2015, the Company maintains a 58.33% ownership interest in KM Wedding Events Management Private Limited, India.

2. Significant Accounting Policies

a. Basis of Consolidation

The company has invested $569,000 to acquire 2,841,398 number of Equity shares of KM Wedding Events Management Private Limited, India. Subsequent to this investment, KM Wedding Events Management Private Limited, India has become subsidiary of this company. The agreement for such acquisition was entered in the month of February 2013 and executed in the month of April 2013.

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

The results of operations for nine months ended December 31, 2015 may not be indicative of the results of operations for the full year ending March 31, 2016. Subsequent events have been evaluated through February 11, 2016, the date these financial statements were issued.

The closing exchange rate as of December 31, 2015 and March 31, 2015 was 66.326 and 62.591 Indian Rupees to one US dollar, respectively. The average exchange rate for the Nine months ended December 31, 2015 was 64.458 Indian Rupees.

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

d. Comprehensive Loss

The company's other comprehensive loss consists of unrealized gains(losses) on foreign currency translation adjustments.

3. Cash and cash equivalents

Cash and cash equivalents as at December 31, 2015 comprises the following:

Particulars	As at December 31, 2015 (Unaudited)	As at March 31, 2015
(a) Cash on hand	97,072	89,219
(b) Balance with banks on current accounts	6,709	8,741
Total	103,781	97,960

4. Accounts receivable

Accounts receivable as at December 31, 2015 comprises the following:

Particulars	As at December 31, 2015 (Unaudited)	As at March 31, 2015
(a) Customers (trade)	496,549	551,575
Total	496,549	551,575

5. Other current assets

Other current assets as at December 31, 2015 comprises the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Event advances	203,214	216,312
(b) Staff advances	34,956	39,802
(c) Loans and advances	279,255	333,562
(d) Prepaid Expenses	400	13,638
(e) Income tax (net of advance tax)	8,999	–
Total	526,824	603,314

6. Property, plant and equipment, net

Property, plant and equipment as at December 31, 2015 comprises the following:

Particulars	Gross carrying value		Accumulated depreciation		Net carrying value
	Dec 31, 2015 (Unaudited)	Mar 31, 2015	Dec 31, 2015 (Unaudited)	Mar 31, 2015	Dec 31, 2015 (Unaudited)	Mar 31, 2015
(a) Vehicles	39,568	42,118	8,818	6,502	30,750	35,616
(b) Computers & Peripherals	69,333	73,802	65,253	68,367	4,080	5,435
(c) Furniture & Fixtures	13,373	14,234	7,050	6,432	6,323	7,802
(d) Office Equipment	62,845	61,173	35,397	32,533	27,448	28,640
(e) Leashold improvements	75,735	80,616	45,401	42,254	30,334	38,362
(f) Plant & Machinery	10,490	9,295	2,533	1,077	7,957	8,218
Total	271,344	281,238	164,452	157,165	106,892	124,073

Operating leases

The total amount of operating lease expenses is as follows:

Particulars	For the Nine Months Ended December 31, 2015 (unaudited)	For the Nine Months ended December 31, 2014 (unaudited)
Lease Expenses	17,722	28,157

7. Intangible assets, net

Intangible assets as at December 31, 2015 comprise the following:

Particulars	Gross carrying value		Accumulated depreciation		Net carrying value
	Dec 31, 2015 (Unaudited)	Mar 31, 2015	Dec 31, 2015 (Unaudited)	Mar 31, 2015	Dec 31, 2015 (Unaudited)	Mar 31, 2015
(a) Software	50,409	53,658	35,758	31,193	14,651	22,465
Total	50,409	53,658	35,758	31,193	14,651	22,465

8. Other non-current assets

Other non-current assets as at December 31, 2015 comprises the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Rental advance	13,965	25,156
(b) Deposits	56,485	63,536
(c) Software under application development stage	12,476	9,211
Total	82,926	97,903

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as at December 31,2015 comprises the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Accounts payable	205,377	87,895
(b) Salary payable	9,753	24,094
(c) Current portion of provision for gratuity	2,130	1,701
(d) General and administrative expenses payable	69,886	76,397
Total	287,146	190,087

10.  Statutory liabilities

Income tax and other statutory liabilities as at December 31,2015 comprises the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Service tax	183,584	156,573
(b) Provident fund	17,238	25,192
(c) Employees state insurance	2,231	6,291
(d) Professional	5,402	5,554
(e) Tax Deducted at Source	61,095	31,350
(f) Income tax (Net of Advance tax)	—	22,771
Total	269,550	247,731

11.  Short term borrowings and long term debt

Short term loans and borrowings as at December 31,2015 comprises the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Bank overdraft[1]	156,486	172,122
(b) Unsecured loan	3,001	23,469
(c) Secured loan	—	196
(d) Current portion of long-term debt	24,413	22,056
Total	183,900	217,843

1 The bank overdraft facility is secured by way of hypothecation of trade receivables, current assets and fixed assets of the company except vehicles financed by other banks / financial institutions

12. Long Term Debt

Long term debt comprise the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Secured loan[1]	251,989	279,161
(b) Vehicle loans[2]	17,296	22,838
	269,285	301,999
(d) Current portion of long-term debt	(24,413)	(22,056)
Total	244,872	279,943

1 During the quarter ended March 31, 2015, the company, its directors and relatives of directors have availed a term loan on a joint and several liability basis from ICICI Bank for an amount of $ 715,521. The company’s liability has been initially recognized in the financial statements at $ 275,989 under secured loans. The personal properties of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors in the Board Meeting held on January 12, 2015 and a Memorandum of Understanding has been entered into between the company and its co-obligors. The total outstanding amount as at December 31, 2015 and March 31, 2015 towards this debt arrangement is $ 653,300 and $ 723,745 respectively. The carrying amount of the company’s liability as at December 31, 2015 and March 31, 2015 is $ 251,989 and $ 279,161 respectively.

2 The interest rates of these Vehicle loans range from 11 % to 16%. These loans are repayable in monthly installments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as at December 31, 2015 is as follows:

Particulars	As at December 31, 2015 (Unaudited)
2016	7,272
2017	25,130
2018	26,035
2019	27,565
2020	26,052
Thereafter	157,231
Total long term debt	269,285

13. Other current liabilities

Other current liabilities as at December 31, 2015 comprises the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Unearned revenue (i.e. billings in excess of revenue)	67,551	95,538
(b) Advances received	137,834	45,258
Total	205,385	140,796

14. Other non-current liabilities

Other non-current liabilities as at December 31, 2015 comprises the following:

Particulars	As at December 31, 2015 (unaudited)	As at March 31, 2015
(a) Trade Deposits	5,351	5,856
(b) Provision for gratuity	15,863	14,556
Total	21,214	20,412

15. Common Stock

The company has only one class of equity shares having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized equity share capital (number of shares) of the company is 300,000,000 shares as at December 31, 2015 and March 31, 2015. The issued, subscribed and paid-up equity share capital (number of shares) of the company is 42,096,160 shares as at December 31, 2015 and as at March 31, 2015.

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

    Preferred Stock

The authorized preferred share capital (number of shares) of the company is 10,000,000 shares having a par value of $ 0.001 per share as at December 31, 2015. The issued, subscribed and paid-up Preference share capital is Nil as at December 31, 2015.

The Shareholders who have subscribed 4,050,000 number of shares at the rate of $0.20 per share have an option to purchase a warrant for every two shares held which entitles the holder to purchase an additional share at the rate of $0.40 per share for the period of two years from the date of issuance.

16. Matrimonial service income

Particulars	For the three months ended		For the nine months ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
(a) Profile Registration and Event Incomes	134,260	148,343	373,090	536,251
(b) Sponsorship Income and Advertisement Income	1,443	85,525	10,720	161,695
(c) Sale of space or time slot - Television series/ Television Rights	19,547	127,068	69,078	263,781
(d) Sale of products (magazines)	—	(7)	—	2,092
(e) Franchisee License	—	90,000	—	90,000
Total	155,251	450,929	452,888	1,053,819

17. Matrimonial service expenses

Particulars	For the three months ended		For the nine months ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
(a) Event expenses	7,500	43,191	60,384	114,352
(b) Production and telecast expenses - television series	21,549	25,392	80,003	80,689
(c) Publication expenses	4,949	16,149	19,760	44,848
(d) Subcontracting charges	21,562	—	31,793	—
(e) ARC commission	—	5,091	6,082	14,551
(f) Amortization of film costs	8,919	19,673	27,658	37,222
Total	64,479	109,496	225,680	291,662

18. General and administrative expenses

Particulars	For the three months ended		For the nine months ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
(a) Lease expenses	15,355	9,460	49,690	28,157
(b) Repaid & Maintenance	5,299	8,856	12,578	23,363
(c) Insurance	218	(7)	768	721
(d) Electricity charges	2,291	2,357	8,011	8,141
(e) Audit fees	2,133	2,221	6,399	6,789
(f) Filing charges	—	3,978	3,500	27,806
(g) Bank charges	1,306	1,064	6,056	6,905
(h) Bad debts	29,175	26,544	36,915	47,432
(i) Travelling and conveyance	1,151	12,524	3,203	31,039
(j) Professional charges	15,190	21,302	77,703	47,240
(k) Printing & Stationary	713	1,136	2,870	3,467
(l) Telephone, Courier & Postage	3,355	7,289	12,095	19,886
(m) Security charges	1,024	1,067	3,060	3,259
(n) Business promotion expenses	31,534	70,450	116,465	144,200
(o) Rates and taxes	—	1,812	—	1,812
(p) Others	4,027	2,900	9,755	10,499
Total	112,770	172,953	349,068	410,716

19. Earnings / (loss) per share (EPS)

Particulars	For the three months ended		For the nine months ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
(a) Net income / (loss)	(88,177)	50,281	(268,238)	24,449
(b) Weighted average number of equity shares outstanding	42,096,160	41,721,845	42,096,160	41,721,845
Earnings / (loss) per share - basic and diluted	(0.0021)	0.0012	(0.0064)	0.0006

20. Related party disclosures

(a) Names of related party and relationship

(i)  Key Management Personnel ('KMP')

(a) Mr. T V Mohan- Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of technologies

(ii)  Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

Particulars	KMP and Relative of KMP
	2015 (unaudited)	2014 (unaudited)
Transactions
Advances given for business purposes	77,922	205,289
Settlement of advances given for business purposes /advance received form the director	348,545	67,193
Repayment of unsecured loans	133,207	6,758
Closing balances
Advances received from Directors (credit bal.)	121,833	–
Advances given for business purposes (debit bal.)	–	205,597
Unsecured loans received (credit bal.) (Refer note below)	96,311	271,124

21. Goodwill

Particulars

Goodwill[1]	679,948
Add: Cumulative Translation adjustment	14,908
Balance as at December 31, 2015	694,856

1Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). As of December 31, 2015, 58.33% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. It is assigned to reporting units as of the acquisition date. As per ASC 805-20-55-6, the value of an acquired intangible asset which are not identifiable as of the acquisition date is subsumed into Goodwill. The assets and liabilities are acquired at book value as there is no significant deviation from fair value. There are no related contingent consideration that has arisen.

Impairment of Goodwill will be tested on annual basis at the end of the year.

22. Employee Benefits

Defined Benefit Plan

The liability recognized in the balance sheets as at December 31, 2015 is as follows. The obligations are unfunded as on the dates of balance sheets.

Particulars	As at December 31,
	2015 (unaudited)	2014 (unaudited)
(a) Gratuity liability recognized in the balance sheet	17,993	16,257

Weighted average assumptions used to determine net gratuity cost and benefit obligations:

Particulars	For the Nine months ended December 31,
	2015 (unaudited)		2014 (unaudited)
(a) Discount rate	7.80%	p.a.	8.50%	p.a.
(b) Long-term rate of compensation increase	7.50%	p.a.	10.00%	p.a.
(c) Rate of return on plan assets	N.A.		N.A.

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

Comparison of Three Months Ended December 31, 2015 and Three Months Ended December 31, 2014

Results of Operations

Our financial performance for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the three months ended December 31, 2015, the Company generated revenue of $161,661 compared to $628,015 for the corresponding period in the previous year.

In terms of revenue mix 96% of the revenues were generated from Matrimonial Services (72% for the corresponding three month period in the previous year); Nil from the Wedding Services (28% for the corresponding three month period in the previous year) and 4% of the revenues were generated from wedding infrastructure leasing services (Nil for the corresponding three month period in the previous year).

During the three month period ended December 31, 2015, the Company incurred $280,678 of operating expenses compared to $533,687 for the corresponding three month period in the previous year, which included:

•	Matrimonial Service expenses of $64,479 compared to $109,496 for the corresponding three month period in the previous year, which represents 42% of matrimonial revenues.

•	General and Administrative expense of $112,770 ($172,953 for the corresponding three month period in the previous year) which represents 70% of revenues compared to 28% for the corresponding three month period in the previous year.

•	Personnel expenses of $92,153 ($98,974 for the corresponding three month period in the previous year) representing 57% of revenues compared to 16% of revenues in the corresponding three month period in the previous year; and

•	Depreciation and Amortization expenses of $8,122 ($8,654 for the corresponding three month period in the previous year).

For the three months ended December 31, 2015, the Company had operating loss of $119,017 compared to income of $94,328 for the corresponding period in the previous year. In addition, for the three month ended December 31, 2015, the Company had a net loss of $151,169 compared to income of $72,937for the corresponding three month period in the previous year).

Comparison of Nine Months Ended December 31, 2015 and Nine Months Ended December 31, 2014

Results of Operations

Our financial performance for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the nine months ended December 31, 2015, the Company generated revenue of $ 508,585 compared to $1,443,183 for the corresponding period in the previous year.

In terms of revenue mix 89% of the revenues were generated from Matrimonial Services (73% for the corresponding nine month period in the previous year); 8% from the Wedding Services (27% for the corresponding nine month period in the previous year) and 3% of the revenues were generated from wedding infrastructure leasing services (Nil for the corresponding nine month period in the previous year).

During the nine month period ended December 31, 2015, the Company incurred $8,90,670 of operating expenses compared to $13,04,610 for the corresponding nine month period in the previous year, which included:

•	Matrimonial Service expenses of $225,680 compared to $291,662 for the corresponding nine month period in the previous year, which represents 50% of matrimonial revenues.

•	Wedding Service expense of $28,866 ($315,763 for the corresponding nine month period in the previous year) which represents 74% of wedding services revenues compared to 81 % for the corresponding nine month period in the previous year.

•	General and Administrative expense of $349,068 ($410716 for the corresponding nine month period in the previous year) which represents 69% of revenues compared to 28% for the corresponding nine month period in the previous year.

•	Personnel expenses of $255,694 ($264,188 for the corresponding nine month period in the previous year) representing 50% of revenues compared to 18% of revenues in the corresponding nine month period in the previous year; and.

•	Depreciation and Amortization expenses of $23,932 ($22,281 for the corresponding nine month period in the previous year).

For the nine months ended December 31, 2015, the Company had operating loss of $382,085 compared to income of $138,573 for the corresponding period in the previous year. In addition, for the nine month ended December 31, 2015, the Company had a net loss of $353,076 compared to income of $100,002 for the corresponding nine month period in the previous year.

 Liquidity and Capital Resources

Overview

At December 31, 2015, the Company had cash equivalents of $103,781 and accumulated deficit of $493,875. At December 31, 2015, the Company had a negative working capital (including current portion of long-term debt) of $36,971compared to positive working capital of $370,459 at March 31, 2015, resulting from:

•	Accounts Receivable of $496,549 at December 31, 2015 compared to $551,575 at March 31, 2015, which represents a 10% decrease;

•	Account Payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $287,146 at December 31, 2015 compared to $190,087 at March 31, 2015, representing 51% increase;

•	Statutory liabilities of $269,550 at December 31, 2015 compared to $247,731 at March 31, 2015, representing 9% increase;

•	Short-term loans and current portion in long-term debt of $183,900 at December 31, 2015 compared to $217,843 at March 31, 2015, representing a decrease of 16%;

•	Unsecured loans of $218,144 at December 31, 2015 compared to $85,933 at March 31, 2015, representing a 158% increase;

•	Other current liabilities of $205,385 at December 31, 2015 compared to $140,796 at March 31, 2015, representing a 46% increase; and

•	Non-current liabilities of $266,086 at December 31, 2015 compared to $300,355 at March 31, 2015, representing a reduction of 11%

Cash flows from Operating Activities

During the nine month period ended December 31, 2015, net cash used in operating activities was $92,088 compared to net cash used by operations $9,628 during the corresponding period in the previous year.

Cash flows from Investing Activities

During the nine month period ended December 31, 2015, net cash used in investing activities was $7,341 compared to $65,311 cash provided for the corresponding period in the previous year.

Cash flows from Financing Activities

During the nine month period ended December 31, 2015, net cash provided by financing activities was $111,276 compared to $32,090 used by financing activities for the corresponding period in the previous year.

Future Capital Needs

At December 31, 2015, our working capital deficit was $36,971. We had $103,781 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

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

Brief Disclosure of Long Term Contractual Obligations

As at December 31, 2015, the Company has long term debts in the form of secured loans amounting to $269,285 and repayable as under:

Less Than One Year	$7,272
One to Three Years	$78,730
More than Three Years	$183,283

Recent Accounting Pronouncements

As of December 31, 2015, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2015, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

KM WEDDING EVENTS MANAGEMENT, INC.

Date: February 16, 2016
By:	/s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer

