Form 10-K
period 2016-03-31
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2016-07-14
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

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

Yes ☐ No ☒

As of September 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,663,001.60.

As of June 29, 2016 there were 42,096,160 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Overview of Our Business

We have been involved in the wedding services industry in South India since 2004. “KM” is our brand, which is a short form for ‘KalyanaMalai’ meaning ‘Wedding Garland’ in South Indian language. Our services include Matrimonial (Matchmaking) Services (“Matrimonial Services”) and Wedding Services (until June 30, 2015). Considering various business related and socio-economic aspects, the Company has decided to have a dedicated focus on Matrimonial Services business commencing July 1, 2015.

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

We believe that being telecast on the SUN TV network affords us the following advantages:

•	Immediate brand recognition among the viewers of the program with our services; and

•	Numerous options for the profiles for finding the right partner filtered through a wide base.

Strategic Alliances

We have entered into various strategic relationships, in an endeavor to create and position our KM brand.

•	Satellite Channel SUN TV: a leading Satellite Channel having a wide reach as well as high viewership among the Tamil Community[1]. Our agreement with SUN TV (the “SUN TV Agreement”) enables us to screen the Kalyanamalai TV program wherein the profiles of individuals seeking to be matched are introduced on TV. The TV program started in the year 2000 by the firm, Pyramid Creations, and has continued for over 13 years as a weekly episode. The program, which includes an entertainment component, helps promote our brand image among this audience.

•	Publication: We entered into an agreement with Print Links (the “Printing Agreement”) to print our matrimonial magazine, Kalyanamalai.

[1] Source: http://sunnetwork.in/tv-channel.aspx

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

This is a large market for Matrimony services in the U.S.

Since 2011, our ties with the U.S. have increased substantially. Our management team visited and met with various South Indian groups and associations across the length and breadth of the U.S. and has created close relationships with these groups/associations. We have established relationships with a large number of associations from across the U.S., including the following:

•	Federation of Tamil Sangams of North America (FeTNA)

•	Tamil Sangam of Greater Washington

•	Tamil Association of Greater Delaware Valley

•	Connecticut Tamil Sangam

•	Las Vegas Tamil Sangam

•	Boston Thamil Association

•	MuthamizhSangam of Central Florida

•	Kentucky Tamil Sangam

•	Greater Atlanta Tamil Sangam (GATS)

•	New Jersey Tamil Arts and Cultural Society (NJTACS)

•	Chicago Tamil Sangam

•	Austin TamizhSangam

•	Tamil Sangam– Michigan

•	Minnesota Tamil Sangam (MNTS)

•	Richmond Tamil Sangam

•	Lexington Tamil Cultural Association

•	Alabama Tamil Sangam

•	New England Tamil Sangam

•	Tampa Tamil Association

•	The Tamil Association of Colorado

•	Arkansas Tamil Sangam

•	Harrisburg Area Tamil Sangam

•	Bharati Tamil Sangam Fremont, CA

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

Competition

Our industry consists of a wide spectrum of service providers. Each service provider focuses on one or a few services required for a wedding. Hence, there are not many organized companies which focus on a providing targeted matrimonial services similar to our services.

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

Our Customers

Our services and products are sold to in India domestic markets as well as to the Indians in foreign countries such as United States of America, UK, Europe, Singapore, Dubai and other countries where Indians have settled. In 2015 and 2016, approximately 90% and Nil, respectively, of our sales were made domestically in approximately 10% and Nil, respectively, were to international customers, primarily Dubai.

Employees and Consultants

As of June 1, 2016 we have approximately 27 full-time employees, and 3 consultants who operate as independent contractors. We intend to increase the number of our employees and consultants to meet our needs as we grow.

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

The wedding services industry is highly dependent on the social structure, religious practices and others. Any major change in the same by the consumers will adversely impact the business and thus our financial performance.

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

We have entered into few outsourcing agreements with third parties to provide matrimonial events. As a result, we must rely on third parties over which we have limited control, to perform certain of our operations and, in the majority of cases, to interface with our customers. If these third parties are unable to perform to our requirement of high quality services, we may be forced to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses to us and loss of customers. This may require us to pursue new third-party relationships. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations.

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

The matrimonial services business is highly personnel intensive and requires constant efforts on training. We depend on the ability and experience of a number of our key personnel who have substantial experience in our line of operations. It is possible that the loss of the services of one or a combination of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, train, manage and retain other qualified management and skilled personnel as we grow, and we may be unable to attract, manage or retain such personnel. Due to the competitive nature of our industry, we may also be vulnerable to attempts by our competitors to hire our employees.

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

The matrimonial services market may be subject to rapid and significant business changes. We expect that new services and concepts applicable to our industry will emerge in the future, and these new services and concepts may be superior to our services. Our future success will depend, in part, on our ability to develop new services according to changing business conditions. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.

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

At March 31, 2016, our working capital deficit was $556,345 and we had $13,250 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

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

A market for our common stock may never develop. There is no guarantee that our shares will ever be traded on the OTC Bulletin Board, or, if traded, a public market may not materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Our common stock may be deemed “penny stock”, which would make it more difficult for investors to sell their shares.

If a market develops and the price of our stock is below $5.00 per share, or we do not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, our shares may be subject to a rule promulgated by the SEC that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutionalaccredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, if the price of our stock is below $5.00 and does not meet the conditions set forth above, sales of our stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealers and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell our securities, thereby limiting the liquidity of our securities. They may also affect the ability of our stockholders to resell their securities in the secondary market.

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

As of June 1, 2016, there were approximately 121 stockholders of record of our common stock.

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

Comparison of Period Ended March 31, 2016 and March 31, 2015

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

Results of Operations

For the period from April 1, 2015 to March 31, 2016, the Company had $638,718 ($2,007,916 for the corresponding period in the previous year) in revenues. The revenue decreased by 68% against the corresponding period in the previous year.

In terms of revenue mix 90% of the revenues were generated from Matrimonial Services (68% for the corresponding period in the previous year) and 10% from the Wedding Services (32% for the corresponding period in the previous year).

During the period from April 1, 2015 to March 31, 2016, the Company incurred $1,615,722 of operating expenses ($1,808,428 for the corresponding period in the previous year), which included:

•	Matrimonial Service expenses of $357,876 ($381,822 for the corresponding period in the previous year) which represents 62% of matrimonial revenues (increase from 38% for corresponding period in the previous year);

•	Wedding Service expense of $41,976 ($512,195 for the corresponding period in the previous year) which represents 69% of wedding services revenues (79% for the corresponding period in the previous year);

•	General and Administrative expense of $919,772 ($537,783 for the corresponding period in the previous year) which represents 144% of income. These expenses increased by 71% for the corresponding period in the previous year;

•	Personnel expenses of $264,031 ($347,404 for the corresponding period in the previous period) representing 41% of income which was at 17% of income in the corresponding period in the previous year; and

•	Depreciation and Amortization expenses of $32,067 ($29,624 for the corresponding period in the previous year).

For the period from April 1, 2015 to March 31, 2016, the Company had an operating loss of $977,004 ($198,988 operating income for the corresponding period in the previous year) and a net loss of $917,857 ($134,518 net income for the corresponding period in the previous year) and lossper share of $0.0143(compared to earnings per share of $.0010 for prior year).

Liquidity and Capital Resources

At March 31, 2016, the Company had cash equivalents of $13,250 ($97,960 in the corresponding period in the previous year). At March 31, 2016, the Company had a working capital deficit (including current portion of long-term debt) of $556,345 (positive working capital of $370,459 for the corresponding period in the previous year) including:

•	Account payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $270,380 ($190,087 for the corresponding period in the previous year) representing 42% increase from the corresponding period in the previous year;

•	Statutory liabilities of $284,554 ($247,731 for the corresponding period in the previous year) representing 15% increase from the corresponding period in the previous year;

•	Short-term loans and current portion in long-term debt of $212,544 ($217,843 for the corresponding period in the previous year) representing a decrease of $5,299;

•	Unsecured loans of $179,679 ($85,933for the corresponding period in the previous year);

•	Other current liabilities of $174,375 ($140,796 for the corresponding period in the previous year); and

•	Non-current liabilities of $260,002 ($300,355 for the corresponding period in the previous year) representing a decrease of $40,353 from the corresponding period in the previous year.

Cash flows from Operating Activities

During the period from April 1, 2015 to March 31 2016, for operating activities the Company used cash of $156,429 (cash used of $165,493 for the corresponding period in the previous year).

Cash flows from Investing Activities

During the period from April 1, 2015 to March 31 2016, the Company used cash of $8,459 for investing activities (compared to $113,082 cash provided for the corresponding period in the previous year.

Cash flows from Financing Activities

During the period from April 1, 2015 to March 31, 2016, the Company obtained cash of $83,735 from financing activities (compared to $66,111 for the corresponding period in the previous year).

Brief Disclosure of Long Term Contractual Obligations

As at March 31 2016, the Company has long term debts in the form of secured loans amounting to $265,178 and repayable as under:

Less Than One Year	$28,092
One to Three Years	$79,770
More than Three Years	$157,316

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, our working capital deficit was $556,345 and we had $13,250 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of March 31, 2016 begins on page F-2 of this Annual Report on Form 10-K.

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

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executiveofficer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherentlimitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined. to be effective can provide only reasonableassurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management of the Company is responsible for establishing and maintaining adequate internal control over financialreporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of March 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financialreporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2016  based on the COSO criteria.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2016, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
T.V. Mohan	66	Chairman and Founder
MeeraNagarajan	53	President, Chief Executive Officer and Director
VenkatesanVijayaBhaskar	40	CFO and Director of Technologies and Operation

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

Director Nominations

As of June 29, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Communications with the Board

We have a process for stockholders and other interested parties who wish to communicate with the Board of Directors. Stockholders and other interested parties who wish to communicate with our Board of Directors maycontact our Board of Directors, or specific members of our Board, by writing to: KM Wedding Events Management, Inc., c/o Board of Directors Office, 11501 Dublin Blvd., Suite 200, Dublin, California 94568.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). Our securities are not registered with the SEC under Section 12(b) or 12(g) of the Exchange Act. Accordingly, our officers, directors and beneficial owners of ten (10) percent or more of any class of stock are not subject to Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation payable to our Named Executive Officers and directors for the fiscal years ended March 31, 2016 and 2015 for services. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation. None of our Named Executive Officers earned compensation that exceeded $100,000 during the fiscal years ended March 31, 2016 and 2015.

Name	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
T.V. Mohan	Chairman and Founder	2016	18,668							18,668
		2015	29,453	0	0	0	0	0	0	29,453
MeeraNagarajan	President and Chief Executive Office	2016	18,668							18,668
		2015	29,453	0	0	0	0	0	0	29,453
Venkatesan VijayaBhaskar	Chief Financial Officer, Director of Technologies and Operations	2016	18,668							18,668
		2015	29,453	0	0	0	0	0	0	29,453

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

There are no current outstanding equity awards to our executive officers as of March 31, 2016.

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

Director Independence

We currently do not have any directors that qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the director with regard to his or her business and personal activities and relationships as they may relate to the Company and our management.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information at June 10, 2016, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Named Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. Unless otherwise specified, the address of each of the persons set forth below is c/o KM Wedding Events Management, Inc., 11501 Dublin Blvd., Suite 200, Dublin, CA 94568. As of June 10, 2016, we had 42,096,160 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of common stock (1)
common stock	T.V. Mohan (formerly known as V. Venkatesan)	16,200,000	38.48%
common stock	MeeraNagarajan	5,400,000	12.83%
common stock	Venkatesan VijayaBhaskar	1,350,000	3.21%
Officers and Directors as a Group (3)		22,950,000	54.52%
common stock	Unifina Capital Partners LP	6,000,000	14.25%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

During the last quarter ended March 31, 2015, the Company, its directors and relatives of directors have availed a term loan on a joint and several liability basis for an amount of $715,521. The Company’s liability has been initially recognized in the financial statements at $275,989 under secured loans. The personal property of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors, as provided by Board resolution dated January 12, 2015 and a Memorandum of Understanding has been entered into between the Company and its co-obligors. The total outstanding amount as at March 31, 2016 and March 31, 2015 towards this debt arrangement is $643,177 and $723,746 respectively.. The carrying amount of the Company’s liability as at March 31, 2016 and March 31, 2015 is $249,347 and $279,261 respectively..

At March 31, 2016 and 2015, we had loans payable to related parties in the amount of $179,679 (net) and $85,933 (net), respectively. We do not have signed notes with the related party lenders, there are no specific due dates, and no interest is paid on the loans. Money is loaned to us mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed.

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

On February 14, 2013, KM entered into a Stock Purchase Agreement with the shareholders of KM India, comprised of Mr. Venkatesan Vaidhyanathan (now Known as T.V. Mohan), Mrs. MeeraNagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan VijayaBhaskar and Mrs. NithyaVijayaBaskar, pursuant to which KM shall purchase Three Million One Hundred and Fifty Thousand (3,150,000) shares of KM India’s common stock from Mr. Venkatesan Vaidhyanathan, Mrs. MeeraNagarajan, Mr. Sridhar Kalyanasundaram, Mr. Venkatesan VijayaBhaskar and Mrs. NithyaVijayaBaskar payable in two tranches as follows: (i) Tranche A: One Million One Hundred Fifty Thousand (1,150,000) shares of KM India’s common stock at a purchase price of 11 Indian Rupees ($0.21 ) per share (“Tranche A”); and, (ii) Tranche B: Two Million (2,000,000) shares of KM India’s common stock at a purchase price equal to the fair market value of KM India’s shares at the time of purchase (“Tranche B”). As of July 6, 2015, KM has purchased 1,120,018 shares in KM India on April 26, 2013 from Tranche A for an aggregate of $229,000 from two of the shareholders of KM India via Mr. Venkatesan Vaidhyanathan (562,455 shares for $115,000 ) and Mrs. MeeraNagarajan (557,564 shares for $114,000 ). The remaining Tranche A shares and the Tranche B shares have to be sold within three (3) years from February 14, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

Our Board of Directors is responsible for the selection of our independent registered public accounting firm. The Board of Directors has determined to appoint the public accounting firm of Manohar Chowdhry& Associates (“MCA”) as our independent registered public accountant, to audit our financial statements for the fiscal years ending March 31, 2016 and 2015. The following table sets forth the aggregate fees billed by MCA for audit and non-audit services rendered to us in 2016 and 2015. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	2016	2015
Audit Fees	$10,124	$8,330
Audit-Related Fees	0	0
Tax Fees	0	0
Total Fees	$10,124	$8,330

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

Board of Directors Approval Policies and Procedures

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company has not adopted a Charter for the Audit Committee as of March 31, 2016.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” begin on page F-2 of this Annual Report on Form 10-K.

(b)Exhibits

3.1	Certificate of Incorporation of KM Wedding Events Management, Inc.(1)
3.2	Bylaws of KM Wedding Events Management, Inc.(1)
10.1	Agreement between KM India and SUN TV dated March 31, 2008(2)
10.2	Stock Purchase Agreement between KM India and the Company dated February 14, 2013(2)
10.3	Stock Purchase Agreement among the Company and VenkatesanVaidhyanathan, MeeraNagarajan, Sridhar Kalyanasundaram, VijayaBhaskar Venkatesan &NithyaVijayaBaskar dated February 14, 2013(2)
10.4	Lease Agreement(3)
10.5	Termination Agreement(4)
21.1	List of Subsidiaries(1)
23.1	Auditor Consent*
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.*
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.*
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.*
32.2	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.FRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to Registration Statement on Form S-1 filed with the SEC on November 18, 2013.
(2)	Incorporated by reference to Registration Statement on Form S-1/A Filed with the SEC on January 21, 2014.
(3)	Incorporated by reference to Form 10-K filed with the SEC on July 13, 2015
(4)	Incorporated by reference to Form 10-Q filed with the SEC on November 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KM WEDDING EVENTS MANAGEMENT, INC.

Date: July 14, 2016	By:/s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President, Director and	July 14, 2016
Chief Executive Officer
/s/ Meera Nagarajan	(Principal Executive Officer)
Meera Nagarajan

Chief Financial Officer
(Principal Financial Officer and
/s/ Venkatesan VijayaBhaskar	Principal Accounting Officer) and Director	July 14, 2016
Venkatesan VijayaBhaskar

/s/ T V Mohan	Director	July 14, 2016
T V Mohan

KM WEDDING EVENTS MANAGEMENT, INC.

(A Development Stage Company)

Index to Consolidated Financial Statements

For the period ended March 31, 2016

MANOHAR CHOWDHRY & ASSOCIATES

CHARTERED ACCOUNTANTS

27, Subramaniam Street,
Abiramapuram, Chennai 600 018.
India.

Phone : +91-44-4290 3333
Fax : +91-44-4290 3350
web: www.mca.co.in

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of KM Wedding Events Management, Inc

We have audited the accompanying consolidated balance sheets of KM Wedding Events Management, Inc ("the company") as at March 31, 2016 and 2015, and the related statements of income, statement of comprehensive income, changes in share holders' equity and cash flows for each of the two years in the period ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our Audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company as at March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Manohar Chowdhry & Associates

Manohar Chowdhry & Associates

Place: Chennai, Tamil Nadu, India
Date: July 13, 2016.

Chennai ❖ Bengaluru ❖ Dubai ❖ Hyderabad ❖ Mumbai ❖ Coimbatore
Gurgaon ❖ Kochi ❖ Madurai ❖ Mangaluru ❖ Vizag ❖ Vijayawada

KM Wedding Events Management, Inc
Consolidated Balance Sheets
(in US Dollars $ unless otherwise stated)
		As at March 31,
	Notes	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	3	13,250	97,960
Accounts receivable	4	448,809	551,575
Other current assets	5	103,128	603,314
Total current assets		565,187	1,252,849

Non-current assets:
Property, plant and equipment, net	6	102,387	124,073
Intangible assets, net	7	12,530	22,465
Goodwill	22	762,235	685,007
Film costs	25	3,337	12,289
Deferred tax assets, net		61,032	4,066
Other non-current assets	8	63,459	97,903
Total non-current assets		1,004,980	945,803
Total assets		1,570,167	2,198,652

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	9	270,380	190,087
Statutory liabilities	10	284,554	247,731
Short-term loans & current portion of long-term debt	11	212,544	217,843
Unsecured loans from related parties, net of advances	21	179,679	85,933
Other current liabilities	13	174,375	140,796
Total current liabilities		1,121,532	882,390

Non-current liabilities:
Long-term debt	12	237,086	279,943
Other non-current liabilities	15	22,916	20,412
Total non-current liabilities		260,002	300,355

Equity:
Common stock par value $0.001
(shares outstanding: 42,096,160
as at March 31, 2016 and March 31, 2015)	16	42,096	42,096
Additional paid-in capital		1,165,712	1,165,712
Accumulated deficit		(749,919)	(228,981)
Equity attributable to equity holders of the Company		457,889	978,827
Non-controlling interest		(269,256)	37,080
Total equity		188,633	1,015,907
Total liabilities and equity		1,570,167	2,198,652

The accompanying notes are an integral part to these consolidated financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Managing Director Director
Place : Chennai, Tamil Nadu, India
Date : July 13, 2016

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statements of Income
(in US Dollars $ unless otherwise stated)
		For the year ended March 31,
	Notes	2016	2015
Revenues
Matrimonial service income	17	577,779	1,000,884
Wedding event management income		38,896	651,788
Wedding infrastructure lease income		22,043	—
Sale of rights		—	355,244
Total		638,718	2,007,916
Costs and expenses
Matrimonial service expenses	18	357,876	381,922
Wedding event management expenses		32,058	512,195
Wedding infrastructure maintenance expenses		9,918	—
Personnel expenses		264,031	347,404
General and administrative expenses	19	919,772	537,783
Depreciation and amortization		32,067	29,624
Total		1,615,722	1,808,928
Operating income/(loss)		(977,004)	198,988
Other income/(expenses)
Foreign exchange gain/(loss)		16,530	10,901
Interest income		—	7,756
Provision no longer required written back		43,484	—
Finance charges		(89,217)	(66,254)
Total other income/(expenses), net		(29,203)	(47,597)
Income/(loss) before income tax expense		(1,006,207)	151,391
Income taxes		88,350	(16,873)
Net income/(loss)		(917,857)	134,518
Attributable to:
Equity holders of the Company		(602,141)	41,934
Non-controlling interest		(315,716)	92,584
Net income/(loss)		(917,857)	134,518
Earnings/(loss) per share - basic and diluted	20	(0.0143)	0.0010

The accompanying notes are an integral part to these consolidated financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Managing Director Director
Place : Chennai, Tamil Nadu, India
Date : July 13, 2016

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Equity attributable to equity holders of the company	Non - controlling interest	Total equity
Balance as at March 31, 2014	41,646,160	41,646	1,031,162	(268,403)	804,405	(53,710)	750,695

Fresh issue of equity shares	450,000	450	134,550	—	135,000	—	135,000
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	—	—	—	39,422	39,422	90,790	130,212

Balance as at March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907

Balance as at March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907
Adjustment on account of Goodwill	—	—	—	68,073	68,073	—	68,073
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	—	—	—	(589,011)	(589,011)	(306,336)	(895,347)

Balance as at March 31, 2016	42,096,160	42,096	1,165,712	(749,919)	457,889	(269,256)	188,633

The accompanying notes are an integral part to these consolidated financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Managing Director Director
Place : Chennai, Tamil Nadu, India
Date : July 13, 2016

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statements of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the year ended March 31,
	2016	2015

Net income/(loss)	(917,857)	134,518

Foreign currency translation gain/(loss)	22,510	(4,306)

Total other comprehensive income/(loss)	22,510	(4,306)

Attributable to:
Equity holders of the Company	13,130	(2,512)
Non-controlling interest	9,380	(1,794)

Comprehensive income/(loss)	(895,347)	130,212

The accompanying notes are an integral part to these consolidated financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Managing Director Director
Place : Chennai, Tamil Nadu, India
Date : July 13, 2016

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc
Consolidated Statements of Cash Flow
(in US Dollars $ unless otherwise stated)
	For the year ended March 31,
	2016	2015
Cash flows from operating activities
Net income/(loss)	(917,857)	134,518
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	32,067	29,624
Business promotion expenses	—	75,000
Deferred tax expense	(58,962)	(35,831)
Unrealized foreign exchange (gain)/loss	(16,318)	(9,764)
Bad debts	81,012	47,157
Amortization of film costs	35,990	19,209

Changes in operating assets and liabilities
(Increase)/Decrease in accounts receivable	17,746	(322,616)
(Increase)/Decrease in other current assets	481,416	(112,286)
(Increase)/Decrease in film costs	(27,518)	(12,529)
(Increase)/Decrease in other non-current assets	29,499	(64,108)
Increase/(Decrease)in accounts payable and accrued liabilities	86,822	73,386
Increase/(Decrease) in statutory liabilities	53,136	119,563
Increase/(Decrease) in other current liabilities	42,238	(109,137)
Increase/(Decrease) in other non-current liabilities	3,851	2,321
Net cash provided by/(used in) operating activities	(156,878)	(165,493)

Cash flows from investing activities
Additions to property, plant and equipment	(8,459)	(19,457)
Redemption/Investments in long-term investments	—	132,539
Net cash provided by/(used in) investing activities	(8,459)	113,082

See accompanying notes to the consolidated financial statements

Cash flows from financing activities
Proceeds from/(repayment of) short term debts	110,747	(258,826)
Proceeds from issue of Equity Shares	—	60,000
Proceeds from/(repayment of) long term debts	(27,012)	264,937
Net cash provided by financing activities	83,735	66,111
Effect of exchange rate changes on cash	(3,108)	(4,356)
Net increase in cash and cash equivalents	(84,710)	9,344
Cash and cash equivalents at beginning of the year	97,960	88,616
Cash and cash equivalents at end of the year	13,250	97,960

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	89,217	66,254
Income taxes paid	10,867	18,808

Non-cash items:
Allotment of common stock	—	75,000

The accompanying notes are an integral part to these consolidated financial statements.

For and on behalf of the Board of Directors
of KM Wedding Events Management, Inc

MEERA NAGARAJAN V. VIJAYA BHASKAR
Managing Director Director
Place : Chennai, Tamil Nadu, India
Date : July 13, 2016

See accompanying notes to the consolidated financial statements

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

The Company is a leading service provider in the matrimonial industry and entered in to wedding event management and allied services segments including wedding catering services through its subsidiary (KM Wedding Events Management Private Limited formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As at March 31, 2016, the Company maintains a 58.33% ownership interest in KM Wedding Events Management Private Limited, India. The Company became one of the earliest entrants in the industry to provide an integrated wedding service in Tamil Nadu, India.

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

Subsequent events have been evaluated through July 13, 2016, the date these financial statements were issued.

The closing exchange rate as at March 31, 2016 and March 31, 2015 was Rs. 66.25 and Rs. 62.31 to $1 respectively. The average exchange rate for the year ended March 31, 2016 was Rs. 64.28 to $1.

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

Upon sale or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of income. All assets are periodically reviewed for possible impairment losses.

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

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

3. Cash and cash equivalents

Cash and cash equivalents as at March 31 comprises of the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Cash on hand	3,515	89,219
(b)	Balance with banks on current accounts	9,735	8,741
Total		13,250	97,960

4. Accounts receivable

Accounts receivable as at March 31 comprises of the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Customers (trade)	448,809	551,575
Total		448,809	551,575

5. Other current assets

Other current assets as at March 31 comprises of the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Event advances	19	216,312
(b)	Staff advances	29,715	39,802
(c)	Advance tax (net of provision for income tax)	10,543	—
(d)	Loans and advances	51,949	333,562
(e)	Rental Advance	10,755	—
(f)	Prepaid expenses	147	13,638
Total		103,128	603,314

6. Property, plant and equipment, net

Property, plant and equipment  comprises of  the following:

Particulars
		Gross carrying value		Accumulated depreciation		Net carrying value
		March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
(a)	Vehicles	39,613	42,118	9,716	6,502	29,897	35,616
(b)	Computers & Peripherals	69,412	73,802	65,668	68,367	3,744	5,435
(c)	Furniture & Fixtures	13,388	14,234	7,392	6,432	5,996	7,802
(d)	Office Equipments	63,982	61,173	37,152	32,533	26,830	28,640
(e)	Leasehold improvements	75,822	80,616	47,344	42,254	28,478	38,362
(f)	Plant & Machinery	10,502	9,295	3,060	1,077	7,442	8,218
	Total	272,719	281,238	170,332	157,165	102,387	124,073

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

Operating leases

The total amount of operating lease expenses is as follows:

Particulars	For the year ended	For the year ended
	March 31, 2016	March 31, 2015
Lease Expenses	64,565	44,159

7. Intangible assets, net

Intangible assets as at March 31 comprise of the following:

Particulars
		Gross carrying value		Accumulated amortization		Net carrying value
		March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
(a)	Software	50,467	53,658	37,937	31,193	12,530	22,465
	Total	50,467	53,658	37,937	31,193	12,530	22,465

The charge to income resulting from amortization of intangible assets is included with depreciation and amortization in statement of income for 2016 and 2015 amounting to $8,837.46 and $5,490.35.

The following represents the estimated aggregate amortization expense for intangible assets subject to amortization  as at March 31, 2016:

Particulars	As at March 31, 2016

2017	8,576
2018	3,690
2019	199
2020	65
2021	—
Total amortization expense	12,530

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

8. Other non-current assets

Other non-current assets as at March 31 comprises of the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Rental advance	—	25,156
(b)	Deposits	50,512	63,536
(c)	Software under application development stage	12,947	9,211
Total		63,459	97,903

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as at March 31  comprises of  the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Accounts payable	227,525	87,895
(b)	Salary payable	9,437	24,094
(c)	Current portion of provision for gratuity	2,307	1,701
(d)	General and administrative expenses payable	31,111	76,397
Total		270,380	190,087

10. Statutory liabilities

Income tax and other statutory liabilities as at March 31 comprises of  the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Service tax	184,508	156,573
(b)	Provident fund	34,300	25,192
(c)	Employees state insurance	4,932	6,291
(d)	Professional tax	6,555	5,554
(e)	Tax deducted at source	54,259	31,350
(f)	Income tax (net of advance tax)	—	22,771
	Total	284,554	247,731

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

11. Short-term loans & current portion of long-term debt

Short term loans and borrowings as at March 31 comprises of the following:

		As at	As at
Particulars		March 31, 2016	March 31, 2015
(a)	Bank overdraft [1]	156,678	172,122
(b)	Secured loan	—	196
(c)	Unsecured loan	27,774	23,469
(d)	Current portion of long-term debt	28,092	22,056
	Total	212,544	217,843

1 The bank overdraft facility as at March 31, 2016 is secured by way of hypothecation of trade receivables, current assets and fixed assets of the Company except vehicles financed by other banks/financial institutions.

12. Long-term debt

Long-term debt as at March 31 comprise of the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Secured loans [1]	249,347	279,161
(b)	Vehicle loans [2]	15,831	22,838
		265,178	301,999
(c)	Current portion of long-term debt	(28,092)	(22,056)
Total		237,086	279,943

1 During the last quarter ended March 31, 2015, the Company, its directors and relatives of directors have availed a term loan on a joint and several liability basis from ICICI Bank for an amount of $715,521. The Company’s liability has been initially recognized in the financial statements at $275,989 under secured loans. The personal property of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors, as provided by Board resolution dated January 12, 2015 and a Memorandum of Understanding has been entered into between the Company and its co-obligors. The total outstanding amount as at March 31, 2016 & March 31, 2015 towards this debt arrangement is $643,177 and $723,745. The carrying amount of the Company’s liability as at March 31, 2016 and  March 31, 2015 is $ 249,347 and $ 279,161.

2 The interest rates of these vehicle loans range from 11 % to 16%. These loans are repayable in monthly instalments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as at March 31 is as follows:

Particulars	As at March 31, 2016
2017	28,092
2018	26,073
2019	27,605
2020	26,092
2021	29,141
Thereafter	128,175
Total long term debt	265,178

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

13. Other current liabilities

Other current liabilities as at March 31 comprises of the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Unearned revenues (i.e. billings in excess of revenue)	69,985	95,538
(b)	Advances received	104,390	45,258
Total		174,375	140,796

14. Income taxes

Income taxes for the years ended March 31 comprise of the following:

Particulars		For the period ended	For the period ended
		March 31, 2016	March 31, 2015
(a)	Current tax expense	—	(33,273)
(b)	Prior period taxes	(29,388)	(19,431)
(c)	Deferred tax expense/(benefit)	(58,962)	35,831
	Total income tax expense	(88,350)	(16,873)

Deferred income taxes

The components of deferred tax assets and liabilities as at March 31 are as follows:

Particulars
	2016	2015
Deferred tax assets arising from tax effect of:
Property, Plant and equipment (non-current)	22,030	—
Minimum alternate tax[7]	39,002	30,681
Deferred tax asset, net	61,032	30,681
Deferred tax liability arising from tax effect of:
Property, plant and equipment (non-current)	—	(26,615)
Deferred tax asset, net	61,032	4,066
Deferred tax liabilities	—	—

7Under the Indian Income-tax Act, 1961, the Company is liable to pay Minimum Alternate Tax (MAT). The excess tax paid as per MAT over and above the regular tax liability can be carried forward for a period of 10 years and can be set off against the future tax liabilities computed under regular tax provisions.

Income tax expense compared to Statutory expectations

A reconciliation of expected income tax expense to the actual tax expense for the years ended March 31 is as follows:

Particulars
		2016	2015
Income before income taxes		(820,344)	158,891
Theoretical income-tax expense		—	73,985
Add / (deduct) effect of:

(a)	Unrecognized income-tax benefits	(58,962)	(35,412)
(b)	Other items	(29,388)	(2,269)
(c)	Adjustments of income-tax for prior periods	—	(19,431)
	Total income tax expense	(88,350)	16,873

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

15. Other non-current liabilities

Other non-current liabilities as at March 31 comprises of the following:

Particulars		As at	As at
		March 31, 2016	March 31, 2015
(a)	Trade Deposits	5,435	5,856
(b)	Provision for gratuity	17,481	14,556
Total		22,916	20,412

16. Common Stock

The Company has only one class of equity shares having par value of $0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized equity share capital (number of shares) of the Company is 300,000,000 shares as at March 31, 2016 and March 31, 2015. The issued, subscribed and paid-up equity share capital (number of shares) of the Company is 42,096,160 shares as at March 31, 2016 and 41,646,160 shares as at March 31, 2015.

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

Preferred Stock

The authorized preference share capital (number of shares) of the Company is 10,000,000 shares having a par value of $0.001 per share as at March 31, 2016. The issued, subscribed and paid-up preference share capital is Nil as at March 31, 2016.

17. Matrimonial service income

Particulars		For the Year ended
		2016	2015
(a)	Profile Registration and Event Incomes	453,819	712,290
(b)	Sponsorship Income and advertisement Income	33,051	197,168
(c)	Sale of space or time slot - Television series	90,909	89,341
(d)	Sale of products (magazines)	—	2,085
Total		577,779	1,000,884

  KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

18. Matrimonial service expenses

Particulars		For the Year ended
		2016	2015
(a)	Event expenses	146,285	135,892
(b)	Production and telecast expenses - Television series	88,721	148,080
(c)	Publication expenses	25,777	59,979
(d)	ARC commission	5,714	18,762
(e)	Amortization of film cost	35,990	19,209
(f)	Subcontracting Charges	55,389	—
Total		357,876	381,922

19. General and administrative expenses

Particulars		For the Year ended
		2016	2015
(a)	Lease expenses	64,565	44,159
(b)	Repairs and maintenance	16,255	21,626
(c)	Insurance charges	1,337	572
(d)	Electricity charges	7,592	10,660
(e)	Audit fees	10,124	10,636
(f)	Filing charges	—	29,891
(g)	Bank charges	7,136	9,113
(h)	Bad debts	81,012	47,157
(i)	Travelling and conveyance	5,696	14,425
(j)	Professional charges	91,090	72,435
(k)	Printing and stationery	4,514	4,872
(l)	Telephone, courier and postage	14,232	24,386
(m)	Security charges	4,096	4,320
(n)	Business promotion expenses	120,301	228,367
(o)	Rates and taxes	—	1,802
(p)	Advances Written off	441,162	—
(q)	Others	50,660	13,362
Total		919,772	537,783

20. Earnings/(loss) per share (EPS)

Particulars		For the Year ended
		2016	2015
(a)	Net income/(loss)	(602,141)	41,934
(b)	Weighted average number of equity shares outstanding	42,096,160	41,939,585
Earnings/(loss) per share - basic and diluted		(0.0143)	0.0010

KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

21. Related party disclosures

(a) Names of related party and relationship

(i)  Key Management Personnel ('KMP')

(a) Mr. T V Mohan - Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of technologies

(ii)  Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

(iii)  Affiliated Entity

(a) Naaga Entertainemnt Media Private Limited ( Company Under Common Control )

(b) Transactions with related parties

  Transactions during the year ending March 31

Particulars	KMP and Relative of KMP		Affiliated Entity
	2016	2015	2016	2015
Transactions
Advances given for business purposes	16,146	296,272	—	—
Settlement of advances given for business purposes	393,661	206,187	—	—
Repayment of unsecured loans	133,360	36,827	—	—
Sale of Television Rights	—	—	4,154	—
Closing balances
Advances received from Directors (credit bal.)	83,258	—	—	—
Advances given for business purposes (debit balance)	—	158,378	—	—
Unsecured loans received (credit balance) [1]	96,421	244,311	—	—

1 Unsecured loans from related parties are repayable on demand.

22. Goodwill

Particulars
Goodwill[1]	762,235
Add: Adjustment in additional acquisition and translation reserve	—
Balance as at March 31, 2016	762,235

1Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited. In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India).  As of March 31, 2016, 58.33% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.

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

  KM Wedding Events Management, Inc.

Notes to Consolidated financial statements

(in US Dollars $ unless otherwise stated)

23. Employee benefits

Defined benefit plan

The liability recognized in the balance sheets as at March 31 is as follows. The obligations are unfunded as on the dates of balance sheets.

		As at March 31
	Particulars	2016	2015
(a)	Gratuity liability recognized in the balance sheet	19,788	16,257

Weighted average assumptions used to determine net gratuity cost and benefit obligations:

For the Year ended
	Particulars	2016	2015
(a)	Discount rate	7.80% p.a.	7.80% p.a.
(b)	Long-term rate of compensation increase	7.50% p.a.	7.50% p.a.
(c)	Rate of return on plan assets	N.A.	N.A.

24. Going concern

The financial statements have been prepared on the basis that the Company is a going concern and thereby no adjustments are required to be made to the carrying amount of assets and liabilities.

25. Film costs

The amount of unamortized film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortized film costs is expected to be amortized in the financial year 2016-17.

26. Commitments and contingencies

Service tax and other statutory dues

Penalties, if any, on account of delay in payment of service tax and other statutory dues are unascertainable.

27. Previous period figures

Figures of previous year have been regrouped rearranged, wherever required to confirm to the current period presentation.

