Form 10-Q
period 2016-06-30
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2016-08-22
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Yes ☐ No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of August 10, 2016 was 42,096,160 shares of common stock outstanding.

i

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q
For the Three Months Period Ended June 30, 2016

ii

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the period ended March 31, 2016 filed with the Securities and Exchange Commission.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Balance Sheets
(in US Dollars $ unless otherwise stated)
		As at June 30,	As at March 31,
	Notes	2016	2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3	9,862	13,250
Accounts receivable	4	448,173	448,809
Other current assets	5	34,588	103,128
Total current assets		492,623	565,187
Non-current assets:
Property, plant and equipment, net	6	94,951	102,387
Intangible assets, net	7	10,175	12,530
Goodwill	21	762,235	762,235
Film costs	24	2,834	3,337
Deferred tax asset, net		59,893	61,032
Other non-current assets	8	54,797	63,459
Total non-current assets		984,885	1,004,980
Total assets		1,477,508	1,570,167

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	9	289,724	270,380
Statutory liabilities	10	314,811	284,554
Short-term loans & current portion of long term debt	11	222,563	212,544
Unsecured loans from related parties, net of advances	20	150,833	179,679
Other current liabilities	13	175,604	174,375
Total current liabilities		1,153,535	1,121,532

Non-current liabilities:
Long-term debt	12	232,662	237,086
Other non-current liabilities	14	17,155	22,916
Total non-current liabilities		249,817	260,002

Equity:
Common stock par value $ 0.001 (shares outstanding: 42,096,160 and 42,096,160 as at June 30, 2016 and March 31, 2016, respectively)	15	42,096	42,096
Additional paid-in-Capital		1,165,712	1,165,712
Accumulated deficit		(821,602)	(749,919)
Equity Attributable to equity holders of the company		386,206	457,889
Non-Controlling Interest		(312,050)	(269,256)
Total equity		74,156	188,633
Total liabilities and equity		1,477,508	1,570,167

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)
		For the Three Months ended	For the Three Months ended
	Notes	June 30, 2016	June 30, 2015
		(unaudited)	(unaudited)
Revenues
Matrimonial service income	16	134,795	154,571
Wedding event management income		—	39,456
Wedding infrastructure lease income		7,708	7,634
Sale of Rights		—	13,894
Total		142,503	215,555

Costs and expenses
Matrimonial service expenses	17	68,819	65,411
Wedding event management expenses		—	51,600
Wedding infrastructure maintenance expenses		3,585	3,121
Personnel costs		37,255	97,546
General and administrative expenses	18	113,964	100,109
Depreciation and amortization		7,841	7,792
Total		231,464	325,579
Operating Income / (loss)		(88,961)	(110,024)

Other income / (expenses)
Foreign exchange gain / (loss)		5,536	5,363
Miscellaneous income		—	—
Interest Income		—	—
Finance charges		(20,667)	(20,244)
Total other income / (expenses), net		(15,131)	(14,881)
Income / (loss) before income tax expense		(104,092)	(124,905)

Income taxes

Provision for Income taxes written back		—	—
Deferred tax benefit		—	—
Prior Period Taxes		—	—
Current Taxes		—
Net income / (loss)		(104,092)	(124,905)

Attributable to:
Equity holders of the company		(65,625)	(97,216)
Non-controlling interest		(38,467)	(27,689)
Net income / (loss)		(104,092)	(124,905)
Earnings / (loss) per share - basic and diluted	19	(0)	(0)

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Equity Attributable to equity holders of the company	Non-controlling interest	Total Equity
At March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907
Fresh issue of equity shares	—	—	—	—	—	—	—
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	—	—	—	(96,996)	(96,996)	(27,532)	(124,528)
At June 30, 2015 (unaudited)	42,096,160	42,096	1,165,712	(325,977)	881,831	9,548	891,379

At March 31, 2016	42,096,160	42,096	1,165,712	(749,919)	457,889	(269,256)	188,633
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	—	—	—	(71,683)	(71,683)	(42,794)	(114,447)
As at June 30, 2016 (unaudited)	42,096,160	42,096	1,165,712	(821,602)	386,206	(312,050)	74,156

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the three months ended	For the three months ended
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
Net income / (loss)	(104,092)	(124,905)
Other Comprehensive Loss
Foreign Currency Translation Profit/(Loss)	(10,385)	377
Total Other Comprehensive Loss	(10,385)	377

Attributable to:
Equity holders of the company	(6,058)	220
Non-controlling interest	(4,327)	157
Comprehensive Income/(loss)	(114,477)	(124,528)

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of cash flow
(in US Dollars $ unless otherwise stated)

	For the Three Months ended	For the Three Months ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	(104,092)	(124,905)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	7,841	7,792
Unrealized foreign exchange (gain) / loss	(5,332)	(5,318)
Bad debts	—	2,853
Amortization of film costs	4,737	9,320
Marketing Charges - Shares issued as consideration	—	—
Deferred tax benefit	—	—
Provision for Income taxes written back	—	—

Changes in operating assets and liabilities
(Increase) / Decrease in accounts receivables	427	1,504
(Increase) / Decrease in other current assets	45,452	29,185
(Increase) / Decrease in film costs	(4,292)	(27,914)
(Increase) / Decrease in other non-current assets	7,548	890
Increase / (Decrease) in accounts payable	21,121	52,379
Increase / (Decrease) in income tax and other statutory liabilities	35,904	27,358
Increase / (Decrease) in other current liabilities	4,525	24,578
Increase / (Decrease) in other non-current liabilities	(5,384)	715
Net cash provided by (used in) operating activities	8,455	(1,563)

Cash flows from investing activities
Additions to property, plant and equipment	(120)	(1,342)
Investments in long-term investments	—	—
Advance given for Investment	—	—
Net cash provided by (used in) investing activities	(120)	(1,342)

Cash flows from financing activities
Proceeds from short term debts	—	9,603
Proceeds from issue of Equity Shares	—	—
Proceeds from / (repayment of) long term debts	(11,613)	(6,756)
Net cash provided by (used in) financing activities	(11,613)	2,847
Effect of exchange rate changes on cash	(110)	1,884
Net increase in cash and cash equivalents	(3,388)	(1,942)
Cash and cash equivalents, beginning of period	13,250	97,960
Cash and cash equivalents, end of period	9,862	96,018

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	20,667	20,244
Income taxes paid	10,996	1,198
Non-cash items:
Allotment of common stock	—	—

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc. ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

Company is a service provider in the matrimonial industry through mass media through its subsidiary KM Wedding Events Management Private Limited (formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As of June 30, 2016, the Company maintains a 58.33% ownership interest in KM Wedding Events Management Private Limited, India.

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

The interim condensed financial statements included herein are unaudited and have been prepared in accordance with US GAAP for interim financial reporting (primarily with topic 270, Interim Reporting, of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC")), and do not include all disclosures required by US GAAP. The company has omitted disclosures which would substantially duplicate the information contained in its 2016 audited financial statements, such as accounting policies. Additionally, the company has provided disclosures where significant events have occurred subsequent to the issuance of its 2016 audited financial statements. Management believes that the disclosures are adequate to make the information presented not misleading if these interim condensed financial statements are read in conjunction with the company’s 2016 audited financial statements and the notes related thereto. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly, the company’s financial position, results of operations and cash flows for the interim reporting periods.

The results of operations for three months ended June 30, 2016 may not be indicative of the results of operations for the full year ending March 31, 2017. Subsequent events have been evaluated through August 22, 2016, the date these financial statements were issued.

The closing exchange rate as of June 30, 2016 and March 31, 2016 was 67.51 and 66.25 Indian Rupees to one US dollar, respectively. The average exchange rate for the Three months ended June 30, 2016 was 66.88 Indian Rupees.

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

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

3. Cash and cash equivalents

Cash and cash equivalents as at June 30, 2016 comprises the following:

Particulars	As at June 30, 2016 (Unaudited)	As at March 31, 2016
(a) Cash on hand	1,733	3,515
(b) Balance with banks on current accounts	8,129	9,735
Total	9,862	13,250

4. Accounts receivable

Accounts receivable as at June 30, 2016 comprises the following:

Particulars	As at June 30, 2016 (Unaudited)	As at March 31, 2016
(a) Customers (trade)	448,173	448,809
Total	448,173	448,809

5. Other current assets

Other current assets as at June 30, 2016 comprises the following:

Particulars	As at June 30, 2016 (unaudited)	As at March 31, 2016
(a) Event advances	—	19
(b) Staff advances	6,575	29,715
(c) Loans and advances	9,732	51,949
(d) Prepaid Expenses	—	147
(e) Rental Advance	7,388	10,755
(f) Advance tax (Net of Income tax)	10,893	10,543
Total	34,588	103,128

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

6. Property, plant and equipment, net

Property, plant and equipment as at June 30, 2016 comprises the following:

Particulars	Gross carrying value		Accumulated depreciation		Net carrying value
	June 30, 2016 (Unaudited)	March 31, 2016	June 30, 2016 (Unaudited)	March 31, 2016	June 30, 2016 (Unaudited)	March 31, 2016
(a) Vehicles	38,874	39,613	10,425	9,716	28,449	29,897
(b) Computers & Peripherals	68,187	69,412	64,781	65,668	3,406	3,744
(c) Furniture & Fixtures	13,138	13,388	7,585	7,392	5,553	5,996
(d) Office Equipment	62,837	63,982	38,150	37,152	24,687	26,830
(e) Leasehold improvements	74,407	75,822	48,335	47,344	26,072	28,478
(f) Plant & Machinery	10,306	10,502	3,522	3,060	6,784	7,442
Total	267,749	272,719	172,798	170,332	94,951	102,387

Operating leases

The total amount of operating lease expenses is as follows:

Particulars	For the Three Months Ended June 30, 2016 (unaudited)	For the Three Months ended June 30, 2015 (unaudited)
Lease Expenses	14,481	17,722

7. Intangible assets, net

Intangible assets as at June 30, 2016 comprise the following:

Particulars	Gross carrying value		Accumulated depreciation		Net carrying value
	June 30, 2016 (Unaudited)	March 31, 2016	June 30, 2015 (Unaudited)	March 31, 2016	June 30, 2016 (Unaudited)	March 31, 2016
(a) Software	49,525	50,467	39,350	37,937	10,175	12,530
Total	49,525	50,467	39,350	37,937	10,175	12,530

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

8. Other non-current assets

Other non-current assets as at June 30, 2016 comprises the following:

Particulars	As at June 30, 2016 (Unaudited)	As at March 31, 2016
(a) Rental advance	—	—
(b) Deposits	41,644	50,512
(c) Software under application development stage	13,153	12,947
Total	54,797	63,459

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as at June 30,2016 comprises the following:

Particulars	As at June 30, 2016 (Unaudited)	As at March 31, 2016
(a) Accounts payable	252,350	227,525
(b) Salary payable	3,082	9,437
(c) Current portion of provision for gratuity	2,264	2,307
(d) General and administrative expenses payable	32,028	31,111
Total	289,724	270,380

10.  Statutory liabilities

Income tax and other statutory liabilities as at June 30,2016 comprises the following:

Particulars	As at June 30, 2016 (unaudited)	As at March 31, 2016
(a) Service tax	205,755	184,508
(b) Provident fund	36,907	34,300
(c) Employees state insurance	5,271	4,932
(d) Professional	6,433	6,555
(e) Tax Deducted at Source	60,445	54,259
(f) Income tax (Net of Advance tax)	—	—
Total	314,811	284,554

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

11.  Short term borrowings and long term debt

Short term loans and borrowings as at June 30,2016 comprises the following:

Particulars	As at June 30, 2016 (unaudited)	As at March 31, 2016
(a) Bank overdraft*	149,341	156,678
(b) Unsecured loan	49,326	27,774
(c) Secured loan	—	—
(d) Current portion of long-term debt	23,896	28,092
Total	222,563	212,544

*The bank overdraft facility is secured by way of hypothecation of trade receivables, current assets and fixed assets of the company except vehicles financed by other banks / financial institutions

12. Long Term Debt

Long term debt comprise the following:

Particulars	As at June 30, 2016 (unaudited)	As at March 31, 2016
(a) Secured loan[1]	242,522	249,347
(b) Vehicle loans[2]	14,036	15,831
	256,558	265,178
(d) Current portion of long-term debt	(23,896)	(28,092)
Total	232,662	237,086

1 During the quarter ended March 31, 2015, the company, its directors and relatives of directors have availed a term loan on a joint and several liability basis from ICICI Bank for an amount of $715,521. The company’s liability has been initially recognized in the financial statements at $275,989 under secured loans. The personal properties of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors in the Board Meeting held on January 12, 2015 and a Memorandum of Understanding has been entered into between the company and its co-obligors. The total outstanding amount as at June 30, 2016 and March 31, 2016 towards this debt arrangement is $625,127 and $643,177 respectively. The carrying amount of the company’s liability as at June 30, 2016 and March 31, 2016 is $242,522 and $249,347 respectively.

2 The interest rates of these Vehicle loans range from 11 % to 16%. These loans are repayable in monthly installments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as at June 30, 2016 is as follows:

Particulars	As at June 30, 2016 (Unaudited)
2017	23,896
2018	25,586
2019	27,090
2020	25,605
2021	28,597
Thereafter	125,784
Total long term debt	256,558

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

13. Other current liabilities

Other current liabilities as at June 30, 2016 comprises the following:

Particulars	As at June 30, 2016 (unaudited)	As at March 31, 2016
(a) Unearned revenue (i.e. billings in excess of revenue)	74,158	69,985
(b) Advances received	101,446	104,390
Total	175,604	174,375

14. Other non-current liabilities

Other non-current liabilities as at June 30, 2016 comprises the following:

Particulars	As at June 30, 2016 (unaudited)	As at March 31, 2016
(a) Trade Deposits	—	5,435
(b) Provision for gratuity	17,155	17,481
Total	17,155	22,916

15. Common Stock

The company has only one class of equity shares having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized equity share capital (number of shares) of the company is 300,000,000 shares as at June 30, 2016 and March 31, 2016. The issued, subscribed and paid-up equity share capital (number of shares) of the company is 42,096,160 shares as at June 30, 2016 and as at March 31, 2016.

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

Preferred Stock

The authorized preferred share capital (number of shares) of the company is 10,000,000 shares having a par value of $ 0.001 per share as at June 30, 2016. The issued, subscribed and paid-up Preference share capital is Nil as at June 30, 2016.

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

16. Matrimonial service income

Particulars	For the three months ended
	June 30, 2016	June 30, 2015
(a) Profile Registration and Event Incomes	108,732	127,901
(b) Sponsorship Income and Advertisement Income	4,478	5,129
(c) Sale of space or time slot - Television series/ Television Rights	21,585	21,541
(d) Sale of products (magazines)	—	—
(e) Franchisee License	—	—
Total	134,795	154,571

17. Matrimonial service expenses

Particulars	For the three months ended
	June 30, 2016	June 30, 2015
(a) Event expenses	17,855	21,095
(b) Production and telecast expenses - television series	21,915	21,051
(c) Publication expenses	4,472	9,909
(d) Subcontracting charges	19,840	—
(e) ARC commission	—	4,036
(f) Amortization of film costs	4,737	9,320
Total	68,819	65,411

18. General and administrative expenses

Particulars	For the three months ended
	June 30, 2016	June 30, 2015
(a) Lease expenses	14,481	18,019
(b) Repaid & Maintenance	3,688	3,899
(c) Insurance	145	179
(d) Electricity charges	4,246	3,198
(e) Audit fees	2,056	2,170
(f) Filing charges	—	300
(g) Bank charges	4,402	3,156
(h) Bad debts	—	2,853
(i) Travelling and conveyance	2,091	706
(j) Professional charges	12,451	17,500
(k) Printing & Stationary	1,117	1,141
(l) Telephone, Courier & Postage	3,908	4,468
(m) Security charges	987	1,030
(n) Business promotion expenses	667	38,828
(o) Rates and taxes	222	—
(p) Others	3,781	2,662
(q) Advances Written off	59,722	—
Total	113,964	100,109

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

19. Earnings / (loss) per share (EPS)

Particulars	For the three months ended
	June 30, 2016	June 30, 2015
(a) Net income / (loss)	(65,625)	(97,216)
(b) Weighted average number of equity shares outstanding	42,096,160	42,096,160
Earnings / (loss) per share - basic and diluted	(0.0016)	(0.0023)

20. Related party disclosures

(a) Names of related party and relationship

(i)  Key Management Personnel ('KMP')

(a) Mr. T V Mohan- Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of technologies

(ii)  Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

(iii) Affiliated Entity

(a) Naaga Entertainment Media Private Limited (Company Under Common Control)

Particulars	KMP and Relative of KMP		Affiliated Entity
	As at June 30,		As at June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(Unaudited)	(Unaudited)
Transactions
Advances given for business purposes	55,968	21,412	—	—
Settlement of advances given for business purposes /advance received form the director	30,476	41,872	—	—
Repayment of unsecured loans	—	—	—	—
Sale of Television Rights			1,175	—
Closing balances
Advances received from Directors (credit bal.)	56,212	—
Advances given for business purposes (debit bal.)	94,622	134,801
Unsecured loans received (credit bal.)	—	239,393

21. Goodwill

Particulars

Goodwill[1]	762,235
Add: Cumulative Translation adjustment	—
Balance as at June 30, 2016	762,235

1Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). As of June 30, 2016, 58.33% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.

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

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

22. Employee Benefits

Defined Benefit Plan

The liability recognized in the balance sheets as at June 30, 2016 is as follows. The obligations are unfunded as on the dates of balance sheets.

Particulars	As at
	June 30, 2016 (unaudited)	March 31, 2016
(a) Gratuity liability recognized in the balance sheet	19,419	19,788

Weighted average assumptions used to determine net gratuity cost and benefit obligations:

Particulars	For the Three months ended June 30,
	2016	2015
	(unaudited)	(unaudited)
(a) Discount rate	7.80%p.a.	7.80%p.a.
(b) Long-term rate of compensation increase	7.50%p.a.	7.50%p.a.
(c) Rate of return on plan assets	N.A.	N.A.

23. Going Concern

The financial statements have been prepared on the basis that the company is a going concern and thereby no adjustments are required to be made to the carrying amount of assets and liabilities.

24. Film Costs

The amount of unamortized film costs disclosed in the balance sheet pertains to completed and not released films with respect to the television series. The entire amount of unamortized film costs is expected to be amortized in the fiscal year 2016-17.

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

Based on the experience gained from the above activities, we believe that there is a demand and need in the Indian Diaspora in the U.S. for our Matrimonial Services. We believe a customized and focused approach is required to market to this segment. The current plan for exploring this business opportunity includes setting up offices in the U.S. (fiscal 2016), growing Matrimonial Services for weddings to be fixed in India by Indians in the U.S. launching a customized website for Matrimonial Services in the U.S. market (fiscal 2017-18).

Comparison of Three Months Ended June 30, 2016 and Three Months Ended June 30, 2015

Results of Operations

Our financial performance for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the three months ended June 30, 2016, the Company generated revenue of $142,503 compared to $215,555 for the corresponding period in the previous year.

In terms of revenue mix 95% of the revenues were generated from Matrimonial Services (72% for the corresponding three month period in the previous year); Nil from the Wedding Services (18% for the corresponding three month period in the previous year) and 5% of the revenues were generated from wedding infrastructure leasing services (4% for the corresponding three month period in the previous year).

During the three month period ended June 30, 2016, the Company incurred $231,464 of operating expenses compared to $325,579 for the corresponding three month period in the previous year, which included:

•	Matrimonial Service expenses of $68,819 compared to $65,411 for the corresponding three month period in the previous year, which represents 48% of revenues compared to 30% for the corresponding three month period in the previous year..

•	General and Administrative expense of $113,964 ($100,109 for the corresponding three month period in the previous year) which represents 80% of revenues compared to 46% for the corresponding three month period in the previous year.

•	Personnel expenses of $37,255 ($97,546 for the corresponding three month period in the previous year) representing 26% of revenues compared to 45% of revenues in the corresponding three month period in the previous year; and

•	Depreciation and Amortization expenses of $7,841 ($7,792 for the corresponding three month period in the previous year), representing 5% of revenues compared to 4% for the corresponding three month period in the previous year.

For the three months ended June 30, 2016, the Company had operating loss of $88,961 compared to operating loss of $110,024 for the corresponding period in the previous year. In addition, for the three month ended June 30, 2016, the Company had a net loss of $104,092 compared to net loss of $124,905 for the corresponding three month period in the previous year).

 Liquidity and Capital Resources

At June 30, 2016, the Company had cash equivalents of $9,862 (compared to cash equivalents of $13,250 at March 31, 2016) and accumulated deficit of $821,602 (compared to $749,919 at March 31, 2016). At June 30, 2016, the Company had a working capital deficit (including current portion of long-term debt) of $660,912 compared to working capital deficit of $556,345 at March 31, 2016, resulting from:

•	Accounts Receivable of $448,173 at June 30, 2016 compared to $448,809 at March 31, 2016, which represents a 0.14% decrease;

•	Account Payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $289,724 at June 30, 2016 compared to $270,380 at March 31, 2016, representing 7% increase;

•	Statutory liabilities of $314,811 at June 30, 2016 compared to $284,554 at March 31, 2016, representing 11% increase;

•	Short-term loans and current portion in long-term debt of $222,563 at June 30, 2016 compared to $212,544 at March 31, 2016, representing an increase of 5%;

•	Unsecured loans of $150,833 at June 30, 2016 compared to $179,679 at March 31, 2016, representing a 16% decrease;

•	Other current liabilities of $175,604 at June 30, 2016 compared to $174,375 at March 31, 2016, representing a 1% increase; and

•	Non-current liabilities of $249,817 at June 30, 2016 compared to $260,002 at March 31, 2016, representing a reduction of 4%.

Cash flows from Operating Activities

During the three month period ended June 30, 2016, net cash provided by operating activities was $8,455 compared to net cash used in operating activities of $1,563 during the corresponding period in the previous year.

Cash flows from Investing Activities

During the three month period ended June 30, 2016, net cash used in investing activities was $120 compared to net cash used in investing activities of $1,342 for the corresponding period in the previous year.

Cash flows from Financing Activities

During the three month period ended June 30, 2016, net cash used in financing activities was $11,613 compared to net cash provided by financing activities of $2,847 for the corresponding period in the previous year.

Future Capital Needs

At June 30, 2016, our working capital deficit was $660,912 and we had $9,862 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

The successful implementation of our business plan is dependent upon us receiving sufficient funds from the sale of securities and/or additional funding from management, the issuance of equity or debt, or through obtaining a credit facility. In additional, substantial expenditures will be required to enable us to expand and scale up our operations and quality of services. We will require additional financing from issuance of equity or debt, or through obtaining a credit facility, to execute our plan of operations. Our established bank-financing arrangements will not be adequate. Although management believes that the additional required funding will be obtained through the sale of securities, there is no guarantee we will be able to obtain the additional required funds in the future or that funds will be available on terms acceptable to us, if at all. If such funds are not available, management will be required to curtail its investments in additional sales and marketing and product development resources, and capital expenditures, which may have a material adverse effect on our future cash flows and results of operations, and its ability to continue operating as a going concern..

Brief Disclosure of Long Term Contractual Obligations

As of June 30, 2016, the Company has long term debts in the form of secured loans amounting to $256,558 and repayable as under:

Less Than One Year	$23,896
One to Three Years	$78,281
More than Three Years	$154,381

Recent Accounting Pronouncements

As of June 30, 2016, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2016, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KM WEDDING EVENTS MANAGEMENT, INC.

Date: August 22, 2016
By:	/s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer

