Form 10-Q
period 2016-09-30
KM WEDDING EVENTS MANAGEMENT, INC.
filed 2016-11-21
CIK 1591768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Yes ☐ No ☒

The numbers of shares outstanding of the issuer’s class of common stock as of November 1, 2016 was 42,096,160 shares of common stock outstanding.

i

KM WEDDING EVENTS MANAGEMENT, INC.

FORM 10-Q
For the Three Months Period Ended September 30, 2016

2

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Balance Sheets
(in US Dollars $ unless otherwise stated)
		As at September 30,	As at March 31,
	Notes	2016	2016
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	3	2,402	13,250
Accounts receivable	4	461,628	448,809
Other current assets	5	23,051	103,128
Total current assets		487,081	565,187
Non-current assets:
Property, plant and equipment, net	6	84,698	102,387
Intangible assets, net	7	8,166	12,530
Goodwill	21	762,235	762,235
Film costs	24	6,895	3,337
Deferred tax asset, net		96,547	61,032
Other non-current assets	8	63,073	63,459
Total non-current assets		1,021,614	1,004,980
Total assets		1,508,695	1,570,167

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	9	284,687	270,380
Statutory liabilities	10	344,046	284,554
Short-term loans & current portion of long term debt	11	230,813	212,544
Unsecured loans from related parties, net of advances	20	168,349	179,679
Other current liabilities	13	180,330	174,375
Total current liabilities		1,208,225	1,121,532

Non-current liabilities:
Long-term debt	12	237,991	237,086
Other non-current liabilities	14	17,244	22,916
Total non-current liabilities		255,235	260,002

Equity:
Common stock par value $ 0.001 (shares outstanding: 42,096,160 and 42,096,160 as at September 30, 2016 and March 31, 2016, respectively)	15	42,096	42,096
Additional paid-in-Capital		1,165,712	1,165,712
Accumulated deficit		(845,740)	(749,919)
Equity Attributable to equity holders of the company		362,068	457,889
Non-Controlling Interest		(316,833)	(269,256)
Total equity		45,235	188,633
Total liabilities and equity		1,508,695	1,570,167

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Income
(in US Dollars $ unless otherwise stated)

	Notes	For the Three Months ended September 30, 2016	For the Three Months ended September 30, 2015	For the Six Months ended September 30, 2016	For the Six Months ended September 30, 2015
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Matrimonial service income	16	155,037	130,547	289,832	299,012
Wedding event management income		—	—	—	39,456
Wedding infrastructure lease income		1,692	2,915	9,400	10,549
Total		156,729	133,462	299,232	349,017

Costs and expenses
Matrimonial service expenses	17	75,616	96,462	144,435	161,873
Wedding event management expenses		—	(20,430)	—	31,170
Wedding infrastructure maintenance expenses		746	1,174	4,331	4,295
Personnel costs		28,384	66,777	65,639	164,323
General and administrative expenses	18	59,486	135,241	173,450	235,350
Depreciation and amortization		6,705	8,093	14,546	15,885
Total		170,987	287,317	402,401	612,896
Operating Income / (loss)		(14,208)	(153,855)	(103,169)	(263,879)

Other income / (expenses)
Foreign exchange gain / (loss)		(4,127)	8,608	1,409	13,971
Miscellaneous income		—	—	—	—
Interest Income		—	—	—	—
Finance charges		(37,984)	(20,638)	(58,651)	(40,882
Total other income / (expenses), net		(42,111)	(12,030)	(57,242)	(26,911
Income / (loss) before income tax expense		(56,319)	(165,885)	(160,411)	(290,790)

Income taxes

Provision for Income taxes written back		—	12,353	—	12,353
Deferred tax benefit		35,906	75,731	35,906	75,731
Prior Period Taxes		—	—	—	—
Current Taxes				—
Net income / (loss)		(20,413)	(77,801)	(124,505	(202,706)

Attributable to:
Equity holders of the company		(19,176)	(66,355)	(84,801)	(163,571)
Non-controlling interest		(1,237)	(11,446)	(39,704)	(39,135)
Net income / (loss)		(20,413)	(77,801)	(124,505)	(202,706)
Earnings / (loss) per share - basic and diluted	19	(0.0005)	(0.0016)	(0.0020)	(0.0039)

 The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Changes in Equity
(in US Dollars $ unless otherwise stated)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Equity Attributable to equity holders of the company	Non-controlling interest	Total Equity
At March 31, 2015	42,096,160	42,096	1,165,712	(228,981)	978,827	37,080	1,015,907
Fresh issue of equity shares	—	—	—	—	—	—	—
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	—	—	—	(162,261)	(162,261)	(38,200)	(200,461)
At September 30, 2015 (unaudited)	42,096,160	42,096	1,165,712	(391,242)	816,566	(1,120)	815,446

At March 31, 2016	42,096,160	42,096	1,165,712	(749,919)	457,889	(269,256)	188,633
Net income / (loss) for the period [After adjusting Comprehensive Income/(Loss)]	—	—	—	(95,821)	(95,821)	(47,577)	(143,398)
As at September 30, 2016 (unaudited)	42,096,160	42,096	1,165,712	(845,740)	362,068	(316,833)	45,235

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of Comprehensive Income
(in US Dollars $ unless otherwise stated)
	For the three months ended	For the three months ended	For the Six months ended	For the Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income / (loss)	(20,413)	(77,801)	(124,505)	(202,706)
Other Comprehensive Loss
Foreign Currency Translation Profit/(Loss)	(8,508)	1,868	(18,893)	2,245
Total Other Comprehensive Loss	(8,508)	1,868	(18,893)	2,245

Attributable to:
Equity holders of the company	(4,962)	1,090	(11,020)	1,310
Non-controlling interest	(3,546)	778	(7,873)	935
Comprehensive Income/(loss)	(28,921)	(75,933)	(143,398)	(200,461)

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.
Interim Condensed Consolidated Statement of cash flow
(in US Dollars $ unless otherwise stated)

	For the Six Months ended	For the Six Months ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income / (loss)	(124,505)	(202,706)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	14,546	15,885
Unrealized foreign exchange (gain) / loss	(1,205)	(14,213)
Bad debts	—	7,777
Amortization of film costs	3,329	18,829
Marketing Charges - Shares issued as consideration	—	—
Deferred tax benefit	(35,906)	(75,731)
Provision for Income taxes written back	—	(12,353)

Changes in operating assets and liabilities
(Increase) / Decrease in accounts receivables	(13,101)	12,231
(Increase) / Decrease in other current assets	57,821	66,957
(Increase) / Decrease in film costs	(6,912)	(27,573)
(Increase) / Decrease in other non-current assets	72	2,987
Increase / (Decrease) in accounts payable	14,734	62,191
Increase / (Decrease) in income tax and other statutory liabilities	61,054	24,353
Increase / (Decrease) in other current liabilities	6,837	137,580
Increase / (Decrease) in other non-current liabilities	(5,573)	1,256
Net cash provided by (used in) operating activities	(28,809)	17,470

Cash flows from investing activities
Additions to property, plant and equipment	(431)	(7,329)
Sale of property, plant and Equipment	7,424	—
Advance given for Investment	—	—
Net cash provided by (used in) investing activities	6,993	(7,329)

Cash flows from financing activities
Proceeds from short term debts	9,241	17,146
Proceeds from issue of Equity Shares	—	—
Proceeds from / (repayment of) long term debts	1,750	(13,682)
Net cash provided by (used in) financing activities	10,991	3,464
Effect of exchange rate changes on cash	(23)	(4,959)
Net increase in cash and cash equivalents	(10,848)	8,646
Cash and cash equivalents, beginning of period	13,250	97,960
Cash and cash equivalents, end of period	2,402	106,606

Supplementary disclosures of cash flow information
Cash paid during the year for:
Interest paid	58,601	40,882
Income taxes paid	12,217	1,814

The accompanying notes are an integral part to these interim condensed financial statements.

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

1. General

KM Wedding Events Management, Inc. ('the Company') was incorporated on October 24, 2012 in the state of Delaware, United States of America.

Company is a service provider in the matrimonial industry through mass media through its subsidiary KM Wedding Events Management Private Limited (formerly known as "KM Matrimony Private Limited", India) in Tamil Nadu, India. As of September 30, 2016, the Company maintains a 58.33% ownership interest in KM Wedding Events Management Private Limited, India.

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

The results of operations for three and six months ended September 30, 2016 may not be indicative of the results of operations for the full year ending March 31, 2017. Subsequent events have been evaluated through November 21, 2016 the date these financial statements were issued.

The closing exchange rate as of September 30, 2016 and March 31, 2016 was 66.58 and 66.25 Indian Rupees to one US dollar, respectively. The average exchange rate for the three months ended September 30, 2016 was 66.42 Indian Rupees.

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

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

3. Cash and cash equivalents

Cash and cash equivalents as at September 30, 2016 comprises the following:

Particulars	As at September 30, 2016 (Unaudited)	As at March 31, 2016
(a) Cash on hand	122	3,515
(b) Balance with banks on current accounts	2,280	9,735
Total	2,402	13,250

4. Accounts receivable

Accounts receivable as at September 30, 2016 comprises the following:

Particulars	As at September 30, 2016 (Unaudited)	As at March 31, 2016
(a) Customers (trade)	461,628	448,809
Total	461,628	448,809

5. Other current assets

Other current assets as at September 30, 2016 comprises the following:

Particulars	As at September 30, 2016 (unaudited)	As at March 31, 2016
(a) Event advances	—	19
(b) Staff advances	6,583	29,715
(c) Loans and advances	—	51,949
(d) Prepaid Expenses	—	147
(e) Rental Advance	4,281	10,755
(f) Advance tax (Net of Income tax)	12,187	10,543
Total	23,051	103,128

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

6. Property, plant and equipment, net

Property, plant and equipment as at September 30, 2016 comprises the following:

Particulars	Gross carrying value		Accumulated depreciation		Net carrying value
	September 30, 2016 (Unaudited)	March 31, 2016	September 30, 2016 (Unaudited)	March 31, 2016	September 30, 2016 (Unaudited)	March 31, 2016
(a) Vehicles	39,417	39,613	11,474	9,716	27,943	29,897
(b) Computers & Peripherals	69,449	69,412	66,044	65,668	3,405	3,744
(c) Furniture & Fixtures	13,321	13,388	8,026	7,392	5,295	5,996
(d) Office Equipment	63,715	63,982	40,194	37,152	23,521	26,830
(e) Leasehold improvements	75,446	75,822	50,912	47,344	24,534	28,478
(f) Plant & Machinery	—	10,502	—	3,060	—	7,442
Total	261,348	272,719	176,650	170,332	84,698	102,387

Operating leases

The total amount of operating lease expenses is as follows:

Particulars	For the Six Months ended September 30, 2016 (unaudited)	For the Six Months ended September 30, 2015 (unaudited)
Lease Expenses	28,987	34,596

7. Intangible assets, net

Intangible assets as at September 30, 2016 comprise the following:

Particulars	Gross carrying value		Accumulated depreciation		Net carrying value
	September 30, 2016 (Unaudited)	March 31, 2016	September 30, 2015 (Unaudited)	March 31, 2016	September 30, 2016 (Unaudited)	March 31, 2016
(a) Software	50,217	50,467	42,051	37,937	8,166	12,530
Total	50,217	50,467	42,051	37,937	8,166	12,530

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

8. Other non-current assets

Other non-current assets as at September 30 2016 comprises the following:

Particulars	As at September 30, 2016 (Unaudited)	As at March 31, 2016
(a) Rental advance	—	—
(b) Deposits	49,736	50,512
(c) Software under application development stage	13,337	12,947
Total	63,073	63,459

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as at September 30,2016 comprises the following:

Particulars	As at September 30, 2016 (Unaudited)	As at March 31, 2016
(a) Accounts payable	253,860	227,525
(b) Salary payable	2,023	9,437
(c) Current portion of provision for gratuity	2,296	2,307
(d) General and administrative expenses payable	26,508	31,111
Total	284,687	270,380

10.  Statutory liabilities

Income tax and other statutory liabilities as at September 30,2016 comprises the following:

Particulars	As at September 30, 2016 (unaudited)	As at March 31, 2016
(a) Service tax	225,906	184,508
(b) Provident fund	31,875	34,300
(c) Employees state insurance	5,468	4,932
(d) Professional	6,523	6,555
(e) Tax Deducted at Source	74,274	54,259
(f) Income tax (Net of Advance tax)	—	—
Total	344,046	284,554

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

11.  Short term borrowings and long term debt

Short term loans and borrowings as at September 30,2016 comprises the following:

Particulars	As at September 30, 2016 (unaudited)	As at March 31, 2016
(a) Bank overdraft*	165,914	156,678
(b) Unsecured loan	41,003	27,774
(c) Secured loan	—	—
(d) Current portion of long-term debt	23,896	28,092
Total	230,813	212,544

*The bank overdraft facility is secured by way of hypothecation of trade receivables, current assets and fixed assets of the company except vehicles financed by other banks / financial institutions

12. Long Term Debt

Long term debt comprise the following:

Particulars	As at September 30, 2016 (unaudited)	As at March 31, 2016
(a) Secured loan[1]	249,227	249,347
(b) Vehicle loans[2]	12,660	15,831
	261,887	265,178
(d) Current portion of long-term debt	(23,896)	(28,092)
Total	237,991	237,086

1 During the quarter ended March 31, 2015, the company, its directors and relatives of directors have availed a term loan on a joint and several liability basis from ICICI Bank for an amount of $715,521. The company’s liability has been initially recognized in the financial statements at $275,989 under secured loans. The personal properties of the directors has been provided as security for availing the said loan. The loan is repayable in 120 equated monthly instalments and carries interest at the base rate plus a margin of 1.75%. The loan arrangement has been approved by the Board of Directors in the Board Meeting held on January 12, 2015 and a Memorandum of Understanding has been entered into between the company and its co-obligors. The total outstanding amount as at September 30, 2016 and March 31, 2016 towards this debt arrangement is $625,127 and $643,177 respectively. The carrying amount of the company’s liability as at September 30, 2016 and March 31, 2016 is $242,522 and $249,347 respectively.

2 The interest rates of these Vehicle loans range from 11 % to 16%. These loans are repayable in monthly installments ranging from 36 months to 60 months. These loans are secured against the respective assets.

The scheduled aggregate maturity of long-term debt outstanding as at September 30, 2016 is as follows:

As at September 30, 2016
Particulars	(Unaudited)
2017	24,230
2018	25,944
2019	27,468
2020	25,963
2021	28,996
Thereafter	127,541
Total long term debt	260,142

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

13. Other current liabilities

Other current liabilities as at September 30, 2016 comprises the following:

Particulars	As at September 30, 2016 (unaudited)	As at March 31, 2016
(a) Unearned revenue (i.e. billings in excess of revenue)	78,141	69,985
(b) Advances received	102,189	104,390
Total	180,330	174,375

14. Other non-current liabilities

Other non-current liabilities as at September 30, 2016 comprises the following:

Particulars	As at September 30, 2016 (unaudited)	As at March 31, 2016
(a) Trade Deposits	—	5,435
(b) Provision for gratuity	17,244	17,481
Total	17,244	22,916

15. Common Stock

The company has only one class of equity shares having par value of $ 0.001 per share. Each holder of equity shares is entitled to one vote per share. The authorized equity share capital (number of shares) of the company is 300,000,000 shares as at September 30, 2016 and March 31, 2016. The issued, subscribed and paid-up equity share capital (number of shares) of the company is 42,096,160 shares as at September 30, 2016 and as at March 31, 2016.

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

Preferred Stock

The authorized preferred share capital (number of shares) of the company is 10,000,000 shares having a par value of $ 0.001 per share as at September 30, 2016. The issued, subscribed and paid-up Preference share capital is Nil as at September 30, 2016.

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

16. Matrimonial service income

Particulars	For the Three months ended		For the Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(a) Profile Registration and Event Incomes	102,565	112,022	211,297	239,923
(b) Sponsorship Income and Advertisement Income	31,768	4,193	36,246	9,322
(c) Sale of space or time slot - Television series/ Television Rights	20,704	14,332	42,289	49,767
(d) Sale of products (magazines)	—	—	—	—
(e) Franchisee License	—	—	—	—
Total	155,037	130,547	289,832	299,012

17. Matrimonial service expenses

Particulars	For the Three months ended		For the Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(a) Event expenses	20,985	32,041	38,840	53,136
(b) Production and telecast expenses - television series	30,098	37,584	52,013	58,635
(c) Publication expenses	4,108	4,973	8,580	14,882
(d) Subcontracting charges	21,833	10,280	41,673	10,280
(e) ARC commission	—	2,075	—	6,111
(f) Amortization of film costs	(1,408)	9,509	3,329	18,829
Total	75,616	96,462	144,435	161,873

18. General and administrative expenses

Particulars	For the Three months ended		For the Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(a) Lease expenses	14,506	16,577	28,987	34,596
(b) Repaid & Maintenance	3,571	3,415	7,259	7,314
(c) Insurance	316	374	461	553
(d) Electricity charges	2,309	2,550	6,555	5,748
(e) Audit fees	2,085	2,117	4,141	4,287
(f) Filing charges	1,800	3,700	1,800	4,000
(g) Bank charges	1,376	1,617	5,778	4,773
(h) Bad debts	—	4,924	—	7,777
(i) Travelling and conveyance	6,112	1,356	8,203	2,062
(j) Professional charges	13,149	45,208	25,600	62,708
(k) Printing & Stationary	294	1,026	1,411	2,167
(l) Telephone, Courier & Postage	3,488	4,315	7,396	8,783
(m) Security charges	1,001	1,016	1,988	2,046
(n) Business promotion expenses	8,671	46,172	9,338	14,500
(o) Rates and taxes	5,328	—	5,550	—
(p) Others	1,879	874	5,660	3,536
(q) Marketing Expenses	711	—	711	70,500
(r) Advances Written off	(7,110)	—	52,612	—
Total	59,486	135,241	173,450	235,350

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

19. Earnings / (loss) per share (EPS)

Particulars	For the Three months ended		For the Six months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(a) Net income / (loss)	(19,176)	(66,355)	(84,801)	(163,571)
(b) Weighted average number of equity shares outstanding	42,096,160	42,096,160	42,096,160	42,096,160
Earnings / (loss) per share - basic and diluted	(0.0005)	(0.0016)	(0.0020)	(0.0039)

20. Related party disclosures

(a) Names of related party and relationship

(i)  Key Management Personnel ('KMP')

(a) Mr. T V Mohan- Chairman and Director

(b) Ms. Meera Nagarajan - President, CEO and Managing Director

(c) Mr. Vijaya Bhaskar Venkatesan- CFO, Director, Treasurer and Director of technologies

(ii)  Relatives of KMP

(a) Mr. Sridhar Kalyanasundaram

(iii) Affiliated Entity

(a) Naaga Entertainment Media Private Limited (Company Under Common Control)

(b) Transactions with related parties

Transactions during the six months ended September 30:

Particulars	KMP and Relative of KMP		Affiliated Entity
	As at September 30,		As at September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(Unaudited)	(Unaudited)
Transactions
Advances given for business purposes	108,401	51,918	—	—
Settlement of advances given for business purposes /advance received form the director	97,962	235,775	—	—
Repayment of unsecured loans	—	137,721	—	—
Sale of Television Rights		—	1,184	—
Closing balances
Advances received from Directors (credit bal.)	72,406	29,409
Advances given for business purposes (debit bal.)	95,943	—
Unsecured loans received (credit bal.)	—	97,525

21. Goodwill

Particulars
Goodwill[1]	762,235
Add: Cumulative Translation adjustment	—
Balance as at September 30, 2016	762,235

1Goodwill arises in the process of acquiring KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). In April 2013, the Company acquired 55.32% interest of KM Wedding Events Management Private Limited, India (formerly known as "KM Matrimony Private Limited", India). As of September 30, 2016, 58.33% of the shares of KM Wedding Events Management Private Limited are being held by the Company. This acquisition has been accounted as a business combination.

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

KM Wedding Events Management, Inc.

Notes to Interim Condensed Consolidated financial statements

(in US Dollars $ unless otherwise stated)

22. Employee Benefits

Defined Benefit Plan

The liability recognized in the balance sheets as at September 30, 2016 is as follows. The obligations are unfunded as on the dates of balance sheets.

Particulars	As at
	September 30, 2016 (unaudited)	March 31, 2016
(a) Gratuity liability recognized in the balance sheet	19,540	19,788

Weighted average assumptions used to determine net gratuity cost and benefit obligations:

Particulars	For the Six months ended September 30,
	2016 (unaudited)		2015 (unaudited)
(a) Discount rate	7.80%	p.a.	7.80%	p.a.
(b) Long-term rate of compensation increase	7.50%	p.a.	7.50%	p.a.
(c) Rate of return on plan assets	N.A.		N.A.

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

Comparison of Three Months Ended September 30, 2016 and Three Months Ended September 30, 2015

Results of Operations

Our financial performance for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the three months ended September 30, 2016, the Company generated revenue of $156,729 compared to $133,462 for the corresponding period in the previous year.

In terms of revenue mix 99% of the revenues were generated from Matrimonial Services (98% for the corresponding three month period in the previous year) and 1% of the revenues were generated from wedding infrastructure leasing services (2% for the corresponding three month period in the previous year).

During the three month period ended September 30, 2016, the Company incurred $170,987 of operating expenses compared to $287,317 for the corresponding three month period in the previous year, which included:

•	Matrimonial Service expenses of $75,616 compared to $96,462 for the corresponding three month period in the previous year, which represents 48% of revenues compared to 72% for the corresponding three month period in the previous year.

•	General and Administrative expense of $59,486 ($135,241 for the corresponding three month period in the previous year) which represents 38% of revenues compared to 101% for the corresponding three month period in the previous year.

•	Personnel expenses of $28,384 ($66,777 for the corresponding three month period in the previous year) representing 18% of revenues compared to 50% of revenues in the corresponding three month period in the previous year; and

•	Depreciation and Amortization expenses of $6,705 ($8,093 for the corresponding three month period in the previous year), representing 4% of revenues compared to 6% for the corresponding three month period in the previous year.

For the three months ended September 30, 2016, the Company had operating loss of $14,208 compared to operating loss of $153,855 for the corresponding period in the previous year. In addition, for the three month ended September 30, 2016, the Company had a net loss of $20,413 compared to net loss of $77,801 for the corresponding three month period in the previous year).

Comparison of Six Months Ended September 30, 2016 and Six Months Ended September 30, 2015

Results of Operations

Our financial performance for the six months ended September 30, 2016 compared to the six months ended September 30, 2015 are discussed and analyzed below. For the purpose of comparison, conversion of Indian Rupees to USD is done based on the average exchange rate for the period for Income and Expenditure items and at the closing exchange rate for Balance Sheet items. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

For the six months ended September 30, 2016, the Company generated revenue of $299,232 compared to $349,017 for the corresponding period in the previous year.

In terms of revenue mix 97% of the revenues were generated from Matrimonial Services (86% for the corresponding six month period in the previous year); Nil from the Wedding Services (11% for the corresponding six month period in the previous year) and 3% of the revenues were generated from wedding infrastructure leasing services (3% for the corresponding six month period in the previous year).

During the six month period ended September 30, 2016, the Company incurred $402,401 of operating expenses compared to $612,896 for the corresponding six month period in the previous year, which included:

•	Matrimonial Service expenses of $144,435 compared to $161,873 for the corresponding six month period in the previous year, which represents 48% of revenues compared to 46% for the corresponding six month period in the previous year.

•	General and Administrative expense of $173,450 ($235,350 for the corresponding six month period in the previous year) which represents 58% of revenues compared to 67% for the corresponding six month period in the previous year.

•	Personnel expenses of $65,639 ($164,323 for the corresponding six month period in the previous year) representing 22% of revenues compared to 47% of revenues in the corresponding six month period in the previous year; and

•	Depreciation and Amortization expenses of $14,546 ($15,885 for the corresponding six month period in the previous year), representing 5% of revenues compared to 5% for the corresponding six month period in the previous year.

For the six months ended September 30, 2016, the Company had operating loss of $103,169 compared to operating loss of $263,879 for the corresponding period in the previous year. In addition, for the six month ended September 30, 2016, the Company had a net loss of $124,505 compared to net loss of $202,706 for the corresponding six month period in the previous year).

Liquidity and Capital Resources

At September 30, 2016, the Company had cash equivalents of $2,402 (compared to cash equivalents of $13,250 at March 31, 2016) and accumulated deficit of $845,740 (compared to $749,919 at March 31, 2016). At September 30, 2016, the Company had a working capital deficit (including current portion of long-term debt) of $721,144 compared to working capital deficit of $556,345 at March 31, 2016, resulting from:

•	Accounts Receivable of $461,628 at September 30, 2016 compared to $448,809 at March 31, 2016, which represents a 3% increase;

•	Account Payable and accrued liabilities relating to accrued interest expense, unpaid professional fees, and unpaid general expenditures of $284,687 at September 30, 2016 compared to $270,380 at March 31, 2016, representing 5% increase;

•	Statutory liabilities of $344,046 at September 30, 2016 compared to $284,554 at March 31, 2016, representing 21% increase;

•	Short-term loans and current portion in long-term debt of $230,813 at September 30, 2016 compared to $212,544 at March 31, 2016, representing an increase of 9%;

•	Unsecured loans of $168,349 at September 30, 2016 compared to $179,679 at March 31, 2016, representing a 6% decrease;

•	Other current liabilities of $180,330 at September 30, 2016 compared to $174,375 at March 31, 2016, representing a 3% increase; and

•	Non-current liabilities of $255,235 at September 30, 2016 compared to $260,002 at March 31, 2016, representing a reduction of 2%.

Cash flows from Operating Activities

During the six month period ended September 30, 2016, net cash used in operating activities was $28,809 compared to net cash provided by operating activities of $17,470 during the corresponding period in the previous year.

Cash flows from Investing Activities

During the six month period ended September 30, 2016, net cash provided by investing activities was $6,993 compared to net cash used in investing activities of $7,329 for the corresponding period in the previous year.

Cash flows from Financing Activities

During the six month period ended September 30, 2016, net cash provided by financing activities was $10,991 compared to net cash provided by financing activities of $3,464 for the corresponding period in the previous year.

Future Capital Needs

At September 30, 2016, our working capital deficit was $721,144 and we had $2,402 in cash and cash equivalents. We have evaluated our expected cash requirements over the next twelve months, and have determined that our existing cash resources are not sufficient to meet our anticipated needs during the next twelve months, and that additional financing is required to support current operations. In addition, we anticipate that further additional financing may be required to fund our business plan subsequent to that date, until such time as revenues and related cash flows become sufficient to support our operating costs.

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

Brief Disclosure of Long Term Contractual Obligations

As of September 30, 2016, the Company has long term debts in the form of secured loans amounting to $260,142 and repayable as under:

Less Than One Year	$24,230
One to Three Years	$79,375
More than Three Years	$156,537

Recent Accounting Pronouncements

As of September 30, 2016, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2016, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KM WEDDING EVENTS MANAGEMENT, INC.

Date: November 21, 2016
By:	/s/ Meera Nagarajan
Meera Nagarajan, Chief Executive Officer

